Form 10-Q
period 1995-02-28
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO LP
filed 1995-04-13
CIK 700913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                   FORM 10-Q


    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1995

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from           to          .



                        Commission File Number:  0-17146


               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP
             (Exact name of registrant as specified in its charter)


               Delaware                                   04-2752249
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)



265 Franklin Street, Boston, Massachusetts
02110
 (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X.  No       .



                                  Page 1 of 12
               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                                 BALANCE SHEETS
                     February 28, 1995 and August 31, 1994
                                  (Unaudited)

                                     ASSETS
                                                        February 28  August 31

Real estate investments:
   Land                                              $ 1,750,000 $ 1,750,000
   Mortgage loans, net                                10,177,157  10,177,157
   Investment in joint venture, at equity              3,323,334   3,252,647
   Investment property held for sale, net              8,300,000   8,300,000
                                                      23,550,491  23,479,804

Cash and cash equivalents                              1,159,879   1,041,817
Tax and insurance escrow                                 284,068     187,787
Interest and other receivables, net                      144,404     286,364
Prepaid expenses                                           5,215      14,545
                                                     $25,144,057 $25,010,317

                       LIABILITIES AND PARTNERS' CAPITAL

Accrued real estate taxes                         $       45,850$    170,000
Accounts payable and accrued expenses                    137,471     246,352
Accounts payable - affiliates                             11,136      10,633
Tenant security deposits                                  55,302      48,198
Note payable                                           1,250,780     604,166
Partners' capital                                     23,643,518  23,930,968
                                                     $25,144,057 $25,010,317



              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the six months ended February 28, 1995 and 1994
                                  (Unaudited)

                                                General        Limited
                                                Partners       Partners

Balance at August 31, 1993                    $(21,334)      $30,695,003
Cash distributions                              (3,660)         (362,411)
Net income                                       8,428           834,336
BALANCE AT FEBRUARY 28, 1994                  $(16,566)      $31,166,928

Balance at August 31, 1994                    $(32,587)      $23,963,555
Cash distributions                              (3,482)         (344,652)
Net income                                         607            60,077
BALANCE AT FEBRUARY 28, 1995                  $(35,462)      $23,678,980



                            See accompanying notes.


               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                              STATEMENTS OF INCOME
         For the three and six months ended February 28, 1995 and 1994
                                  (Unaudited)
Three Months Ended                  Six Months Ended
                                                 February 28,
                                             February 28,
                                  1995         1994        1995       1994

REVENUES:
   Interest from mortgage loan $ 365,618$     429,880  $  731,235 $   859,761
   Land rent                      51,156       84,157     102,313     168,313
   Other interest income          14,470        2,323      26,459       3,625
                                 431,244      516,360     860,007   1,031,699

EXPENSES:
   Management fees                11,136       10,982      21,808      21,964
   General
     and administrative expenses 135,309       114,408     208,400    217,046
   Provision for possible uncollectible
     amounts                      98,446        88,095     196,891    176,189
                                 244,891       213,485     427,099    415,199

Operating income                186,353      302,875       432,908    616,500

Partnership's share of
    venture's income             34,439       21,730        70,687     81,324

Income (loss) from operations of
   investment property held for
    sale, net                  (214,635)     (15,090)     (442,911)   144,940

NET INCOME                    $   6,157    $ 309,515     $  60,684  $ 842,764

Net income per Limited
  Partnership Unit             $   0.17       $ 8.45        $ 1.66  $   23.02

Cash distributions per Limited
  Partnership Unit             $   4.86       $ 5.00        $ 9.51  $   10.00


The above net income and cash distributions per Limited Partnership Unit are based upon the 36,241 Units of Limited Partnership Interest outstanding during each period.











                            See accompanying notes.


               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                            STATEMENTS OF CASH FLOWS
              For the six months ended February 28, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                                       1995           1994

Cash flows from operating activities:
   Net income                                      $   60,684      $ 842,764
   Adjustments to reconcile net income to
   net cash (used for) provided by operating activities:
   Partnership's share of venture's income            (70,687)       (81,324)
      Changes in assets and liabilities:
      Tax and insurance escrow                        (96,281)       (44,011)
      Interest and other receivables                  141,960         73,597
      Prepaid expenses                                  9,330          8,945
      Accrued real estate taxes                      (124,150)      (208,807)
      Accounts payable and accrued expenses          (108,881)       (54,845)
      Accounts payable - affiliates                       503        (43,953)
      Tenant security deposits                          7,104          3,471
         Total adjustments                           (241,102)      (346,927)
         Net cash (used for)
          provided by operating activities           (180,418)       495,837

Cash flows from investing activities:
   Distributions from joint venture                         -        113,333

Cash flows from financing activities:
   Proceeds received from issuance of note payable    646,614              -
   Distributions to partners                         (348,134)      (366,071)
         Net cash provided by (used for)
          financing activities                        298,480       (366,071)
Net increase in cash and cash equivalents             118,062        243,099

Cash and cash equivalents, beginning of period      1,041,817        217,617

Cash and cash equivalents, end of period           $1,159,879      $ 460,716

Cash paid during the period for interest           $   41,720      $       -

















                            See accompanying notes.



1.General

     The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended August 31, 1994.

     In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2.Related Party Transactions

      The Adviser earned basic management fees of $21,808 and $21,964 for the six-month periods ended February 28, 1995 and 1994, respectively. Accounts payable - affiliates at February 28, 1995 and August 31, 1994 consists of management fees of $11,136 and $10,633, respectively, payable to the Adviser.

      Included in general and administrative expenses for six months ended February 28, 1995 and 1994 is $87,965 and $79,368, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the six months ended February 28, 1995 and 1994 is $752 and $492, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

3.Mortgage Loan and Land Investments

     The outstanding first mortgage loans and the cost of the related land to the Partnership at February 28, 1995 and August 31, 1994 are as follows:



Property                   Amount of Mortgage Loan                      Cost of
Land
                           2/28/95        8/31/94        2/28/95      8/31/94

 Harbour Bay Plaza     $ 2,850,000    $ 2,850,000   $    750,000$    750,000
   Sewall's Point, FL

 Eden West Apartments    3,500,000      3,500,000        400,000     400,000
   Omaha, NE

 The Timbers Apartments  6,531,982      6,335,092        600,000     600,000
   Raleigh, NC          (2,256,982)    (2,060,092)
                         4,275,000      4,275,000


 Subtotal               10,625,000     10,625,000      1,750,000   1,750,000
 Less: General loan
  reserve                 (447,843)      (447,843)             -           -
                       $10,177,157    $10,177,157   $  1,750,000  $1,750,000



    The loans are secured by first mortgages on the properties, the owner's leasehold interest in the land and an assignment of all leases, where applicable. Interest is payable monthly at rates between 11.5% and 11.75% per annum and the principal is due at maturity. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon the gross revenues in excess of a base amount, as defined. For the six-month periods ended February 28, 1995 and 1994, no additional rents were received. As discussed in the Annual Report, the lessees have the option to purchase the land for specified periods of time at a price based on fair market value, as defined, but not less than the original cost to the Partnership. As of February 28, 1995, all of the options to purchase the land were exercisable.

    The objectives of the Partnership with respect to its mortgage loan and land investments are to provide current income from fixed mortgage interest payments and base land rents, then to provide increases to this current income through participation in the annual revenues generated by the properties as they increase above the specified base amounts. In addition, the Partnership's investments are structured to share in the appreciation in value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage loan or exercise of the option to repurchase the land, the terms of the leases call for the Partnership to receive a 37% to 52% share of the appreciation above a specified base amount.

  The Timbers Apartments

    Under the terms of the Timbers modification executed in fiscal 1989, the amount payable to the Partnership is equal to the cash flow of the property available after the payment of operating expenses, not to exceed 11.75% of the note balance, but in no event less than 7.75% of the note balance. The amount deferred each year will accrue interest at the original rate of 11.75% beginning at the end of that year and the total deferred amount plus accrued interest will be payable upon maturity of the note in September of 1998. The Partnership has established an allowance for possible uncollectible amounts for the cumulative amount of deferred interest owed under the Timbers modification ($2,256,982 at February 28, 1995 and $2,060,092 at August 31,
  1994) due to the uncertainty as to the collection of the deferred interest from this investment.

4. Investment in Joint Venture

    As discussed in the Annual Report, on June 12, 1990, the borrower of the mortgage loan secured by the Marshall's at East Lake Shopping Center, Oxford/Concord Associates, filed a Chapter 11 petition with the United States Bankruptcy Court for the Northern District of Georgia. On November 14, 1990, the Bankruptcy Court ordered that both the Partnership and the borrower submit plans for the restructuring of the mortgage loan and ground lease agreements. During fiscal 1991, the Partnership and the borrower reached a settlement agreement which involved the formation of a joint venture to own and operate the property on a go-forward basis. The formation of the joint venture was approved by the Bankruptcy Court and became effective in December of 1991. The Partnership contributed its rights and interests under its mortgage loan to the joint venture and the loan was extinguished. In addition, the Partnership contributed the land underlying the operating property to the joint venture and the related ground lease was terminated. Oxford/Concord Associates contributed all of its rights, title and interest in and to the improvements, subject to the Partnership's loan, to the joint venture.



    Since the Partnership received an equity interest in full satisfaction of its outstanding mortgage loan receivable, the transaction was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the Partnership would have recognized a loss to the extent that the face amount of the mortgage loan and the carrying value of the land exceeded the fair value of the equity interest acquired. However, management estimated that the fair value of the equity interest acquired was approximately equal to the face amount of the loan and the investment in land. Therefore, no loss was recorded at the time of the restructuring. The carrying value of the mortgage loan receivable and land comprising the Partnership's investment in Marshall's at East Lake, which totalled $3,500,000, was reclassified to investment in joint venture, effective December 11, 1991. Subsequent to the restructuring, the Partnership has accounted for its equity investment as if it had acquired the interest for cash, in accordance with SFAS No. 15. Based upon the provisions of the joint venture agreement, the Partnership's investment in the Marshall's joint venture is accounted for on the equity method in the Partnership's financial statements. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of earnings, losses and distributions.

    Summarized operating results of the venture for the three- and six-month periods ended February 28, 1995 and 1994 are as follows:
                              Three Months Ended   Six Months Ended
                                         February 28,



February 28,
                                     1995       1994        1995        1994
REVENUES:
   Rental revenues and
     expense reimbursements     $  106,000  $   99,000   $ 216,000 $ 241,000

EXPENSES:
   Property operating expenses      30,000      36,000      65,000    79,000
   Real estate taxes                 8,000      10,000      14,000    18,000
   Depreciation and amortization    33,000      32,000      66,000    63,000
                                    71,000      78,000     145,000   160,000
NET INCOME                       $  35,000  $   21,000   $  71,000 $  81,000

Net income:
 Partnership's share of net income$ 35,000 $    21,000   $  71,000 $  81,000
 Co-venturer's share of net income       -           -           -         -
                                 $  35,000  $   21,000   $  71,000 $  81,000



      The joint venture agreement provides that all taxable income for any fiscal year, will, in general, be allocated to the Partnership until it has received income allocations equal to a nine percent return upon its invested capital, as defined. Thereafter, taxable income will be allocated 80% to the Partnership and 20% to Oxford/Concord Associates. In general, all tax losses will be allocated to the Partnership.

      The joint venture agreement also provides that cash flow, as defined, be distributed monthly to the Partnership until it has received distributions equal to a nine percent return upon its deemed invested capital of $4,250,000. Thereafter, cash flow will be distributed 80% to the Partnership and 20% to Oxford/Concord Associates. Proceeds from any capital transaction, as defined, shall be distributed first to the Partnership until it has received aggregate distributions equal to a nine percent return upon its deemed invested capital; second, to the Partnership until it has received an amount equal to its aggregate capital contributions, as defined; and the balance, if any, will be distributed 80% to the Partnership and 20% to Oxford/Concord Associates.

5.   Investment Property Held for Sale

   Mercantile Tower Office Building

      As discussed in the Annual Report, the Partnership assumed ownership of the Mercantile Tower Office Building, in Kansas City, Missouri, through a deed-in-lieu of foreclosure action on April 12, 1993 as a result of certain uncured defaults on the Partnership's mortgage loan receivable. The Partnership complies with the guidelines set forth in the Statement of Position entitled "Accounting for Foreclosed Assets", issued by the American



  Institute of Certified Public Accountants, to account for its investment properties acquired through foreclosures. Under the Statement of Position, a foreclosed asset is recorded at the lower of cost or estimated fair value, reduced by the estimated costs to sell the asset. Cost is defined as the fair value of the asset at the date of the foreclosure. Adjustments to the carrying value of the assets subsequent to foreclosure are recorded through the use of a valuation allowance. The combined balance of the land and the mortgage loan investment at the time title was transferred was $10,500,000. The estimated fair value of the operating property at the date of foreclosure, net of selling expenses, was $9,500,000. Accordingly, a write-down of $1,000,000 was recorded as a loss on foreclosure in fiscal 1993. An additional write-down of $1,200,000 was recorded as a provision for possible investment loss in fiscal 1994 to reflect a further decline in management's estimate of the fair value of the investment property. The net carrying value of the Mercantile Tower investment property as of February 28, 1995 and August 31, 1994, of $8,300,000, is classified as an investment property held for sale on the Partnership's balance sheet.

      The Partnership records income or loss from the investment property held for sale in the amount of the difference between the property's gross revenues and the sum of property operating expenses (including leasing costs and improvement expenses), interest, property taxes and insurance. Summarized operating results for Mercantile Tower for the three- and six-month periods ended February 28, 1995 and 1994 are as follows:



                                    Three Months Ended       Six Months Ended
                                              February 28,
                                                 February 28,
                                    1995        1994           1995     1994

   Rental revenues and expense
      recoveries               $ 485,374    $502,575    $  855,438  $984,802
   Interest and other income       2,274       3,924         4,536     6,673
                                 487,648     506,499       859,974   991,475

   Property operating expenses   607,302     406,371     1,128,479   619,909
   Interest expense               26,335           -        41,720         -
   Property taxes and insurance   68,646     115,218       132,686   226,626
                                 702,283     521,589     1,302,885   846,535
   Income (loss) from operations of
     investment property held
     for sale, net             $(214,635)  $ (15,090)   $ (442,911) $144,940



      Property operating expenses for the three and six months ended February 28, 1995 include capital improvements and leasing costs totalling approximately $338,000 and $627,000, respectively.

6. Note payable

     Note payable as of February 28, 1995 and August 31, 1994 consists of the following secured indebtedness:

                                           February 28, 1995   August 31, 1994

   Line-of-credit borrowings secured by the
   Mercantile Tower property (see Note 5).  Draws
   under the line, up to a maximum of $2,000,000,
   can be made through March 15, 1996, only to
   fund approved leasing and capital improvement
   costs related to the Mercantile Tower
   property.  The outstanding borrowings bear
   interest at the prime rate plus 1% per annum.
   Interest-only payments are due on a monthly
   basis through February 1995.  Thereafter,
   monthly principal and interest payments are
   due through maturity on February 10, 2001.   $1,250,780         $604,166

7.Contingencies

  The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.



               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   As previously reported, the Partnership assumed ownership of the Mercantile Tower Office Building on April 12, 1993. The Managing General Partner has engaged the services of a local property management company to carry out the day-to-day operations of the building under the direction of the Adviser. The occupancy level at Mercantile has increased to 63% at February 28, 1995, up from 59% the previous quarter, due to three new leases with local law firms. The property is in need of significant funds to pay for leasing costs, certain deferred maintenance and capital improvements. Subsequent to the date that the Partnership assumed control of the building's operations, the management company has used cash flow from operations to complete a capital improvement program which included various structural, cosmetic and aesthetic improvements and enhancements to the building's common areas that were necessary as an initial
step to effectively market and lease the vacant space.   In addition to the
capital improvements completed to date, the Mercantile Tower property will require significant funds in order to pay for tenant improvements and leasing commissions required to lease the currently vacant space and stabilize operations. The Partnership expects to provide these funds from the cash flow of the property, certain secured borrowings and, to the extent necessary, from the Partnership's cash reserves. During fiscal 1994, the Partnership closed on a $2 million line of credit which will be used to pay for the majority of the required tenant improvement and capital enhancement costs anticipated over the next 18 months. This nonrecourse, fully amortizable line of credit is payable with interest at 1% over prime, and has a 7-year term with interest-only payments in the first year. The line of credit borrowings are collateralized by a first lien against the Mercantile Tower property, which includes an adjoining parking facility. The draw period has a 2-year term which ends in March 1996, and draw downs under the line of credit can only be made in connection with costs associated with signed leases and contracts for capital improvements. As of February 28, 1995, the Partnership had drawn approximately $1,251,000 under the line of credit. If leasing activity progresses as expected, management anticipates drawing the entire $2 million balance of the line of credit before March 1996. Until a stabilized occupancy level is achieved and the line of credit borrowings are repaid, the Partnership's investment in Mercantile Tower is not expected to generate any significant excess cash flow.

   Occupancy at the Marshall's at East Lake Shopping Center as of February 28, 1995 was 92%, up from its level of 84% one year ago and improved from its level of 89% for the previous quarter. However, effective rental rates in this Atlanta sub-market remain depressed due to an oversupply of competing space. As a result of a decline in revenues, along with certain capital improvement costs incurred in the current period, the Partnership did not receive any cash flow distributions from the Marshall's joint venture for the six months ended February 28, 1995. Subsequent to the quarter-end, the venture made a distribution of approximately $57,000 to the Partnership. Annual distributions of $150,000 to $200,000 are expected from this investment based on the property's current leasing status. As previously reported, Marshall's, the center's anchor tenant, opened another store in 1994 at a new competitive center four miles from the Marshall's at East Lake Shopping Center. Marshall's sales at East Lake have been very strong and their management has confirmed that they plan to keep the East Lake store open. However, there can be no assurances that such plans are not subject to change. The initial term of the Marshall's lease at East Lake runs to January 31, 2003. Notwithstanding their obligation under the lease agreement, the loss of the center's only anchor tenant could have serious adverse effects on management's ability to retain its other tenants and to lease vacant space. Management intends to monitor this situation closely.

                                                              Occupancy at Eden
West Apartments, The Timbers Apartments and Harbour Bay Plaza remained strong at 98%, 96% and 90%, respectively. Eden West and Timbers have also shown substantial increases in rental rates when compared to the prior year. The mortgage loans secured by these three properties bear interest at rates between 11.5% and 11.75% per annum. With general real estate market conditions improving along with the state of the overall economy, and with credit in the capital markets for real estate transactions more accessible than in prior years, it is possible, although not certain given the recent increase in interest rates, that the current loans secured by these properties could be refinanced at lower rates. However, the Partnership's mortgage loans contain certain restrictions with regard to prepayments. The Timbers loan contains a prohibition against prepayment until September 1, 1997. The Eden West loan prohibited prepayment through June 1, 1994 and includes a prepayment premium for any prepayment between June 1994 and May 1998 at rates between 5% and 1.25% of the mortgage loan balance. The Harbour Bay Plaza loan, which has a scheduled maturity date of December 1, 1995, became fully prepayable without penalty effective January 1994. In addition to repaying the outstanding mortgage loans, the borrowers would be required to exercise their options to purchase the related land at the time of any prepayment transaction, including in such purchase price the Partnership's share, if any, of the property's appreciation called for under the terms of the ground lease. As a practical matter, this requirement could make it difficult for the borrowers to finance a prepayment transaction. During the quarter ended November 30, 1994, the Harbour Bay Plaza borrower approached the Partnership with an offer to pay off the mortgage loan and repurchase the underlying land. The offer was rejected by the Partnership due to management's belief that the offer did not comply with the terms of the ground lease. During the current quarter, the Partnership engaged in discussions with the borrower regarding possible changes to the borrower's offer which would bring it into compliance with the ground lease. The result of such discussions could be a prepayment transaction which might be consummated by the end of fiscal 1995. However, at the present time no assurances can be given regarding the likelihood or timing of any possible prepayment transaction.
Based on the current estimated market value of the property, the Partnership expects to receive a small premium upon the eventual sale of its Harbour Bay Plaza land investment.

   At February 28, 1995, the Partnership had available cash and cash equivalents of approximately $1,160,000. Such cash and cash equivalents will be used for the Partnership's working capital requirements and for distributions to the partners. The Partnership began implementing small increases in the quarterly distribution rate to the Limited Partners commencing with the payment made in October 1994 for the quarter ended August 31, 1994. The distribution rate is expected to reach 2.5% per annum on remaining invested capital by the third quarter of fiscal 1995. The distribution rate is expected to stabilize at 2.5% thereafter for the foreseeable future. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's real estate and mortgage loan investments, repayment of the Partnership's mortgage loans receivable and the proceeds from the sales or refinancings of the underlying land, the operating investment property and the joint venture investment property.



RESULTS OF OPERATIONS

   The Partnership's net income decreased by approximately $782,000 for the six months ended February 28, 1995, in comparison to the same period in the prior year, primarily due to a decrease in mortgage interest and land rent revenues and a substantial increase in property operating expenses at the Mercantile Tower property which is reflected in the income (loss) from operations of investment property held for sale. In addition, revenues from Mercantile Tower dropped by approximately $132,000 in the current six-month period due to a decline in occupancy from 72% at February 28, 1994 to 63% at February 28, 1995, coupled with a decrease in effective rental rates. The net operating results of the Mercantile Tower Office Building in the current six-month period also include certain costs, totalling approximately $627,000, related to the improvements and leasing costs incurred subsequent to obtaining the credit line discussed further above. As a result of the Partnership's accounting policy with regard to its investment properties acquired through foreclosure, all costs associated with holding the asset are expensed as incurred. Mortgage interest and land rent revenues declined by approximately $195,000 for the six months ended February 28, 1995 due to the sale of the Howard Johnson's Motor Lodge effective April 1, 1994, which resulted in the repayment of the Partnership's mortgage loan receivable and the termination of the Partnership's ground lease. Similar changes in Mercantile Tower revenues and expenses and mortgage interest and land rent revenues account for the $303,000 decline in net income for the three months ended February 28, 1995, as compared to the same period in the prior year. The Partnership's share of venture's income decreased by approximately $11,000 in the six-month period ended February 28, 1995 due to lower rental revenues at the Marshall's at East Lake Shopping Center as a result of a decline in effective rental rates over the past two fiscal years. However, revenues from Marshall's were higher for the three months ended February 28,



1995, as compared to the same period in the prior year, as a result of the occupancy gains achieved in the current quarter, as discussed further above. As a result, the Partnership's share of venture's income increased by approximately $13,000 for the current three-month period.



                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings

    In November 1994, a series of purported class actions (the "New York
Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of defendants, including Second Qualified Properties, Inc. and Properties Associates, which are the General Partners in the Partnership and affiliates of PaineWebber.

    The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in PaineWebber Qualified Plan Property Fund Two, LP, PaineWebber, Second Qualified Properties, Inc. and Properties Associates (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in PaineWebber Qualified Plan Property Fund Two, LP, also allege that following the sale of the partnership interests, PaineWebber, Second Qualified Properties, Inc. and Properties Associates misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber, Second Qualified Properties, Inc. and Properties Associates violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

    Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Second Qualified Properties, Inc., Properties Associates and their affiliates for costs and liabilities in connection with this litigation. The General Partners intend to vigorously contest the allegations of the action, and believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Item 2. through 5.                      NONE

Item 6. Exhibits and Reports on Form 8-K



(a) Exhibits:                           NONE

(b) Reports on Form 8-K:

    No reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.



            PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        PAINE WEBBER QUALIFIED PLAN PROPERTY
                                    FUND TWO, LP


                        By:  SECOND QUALIFIED PROPERTIES, INC.
                                 Managing General Partner





                         By:  /s/ Walter V. Arnold
                            Walter V. Arnold
                            Senior Vice President and Chief
                            Financial Officer




Dated:  April 13, 1995