Form 10-K/A
period 1994-08-31
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO LP
filed 1995-04-20
CIK 700913

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

    X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED:  AUGUST 31, 1994

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             For the transition period from           to          .

                        Commission File Number:  0-17146

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP
             (Exact name of registrant as specified in its charter)

        Delaware                                    04-2752249
(State of organization)                           (I.R.S.Employer
                                                Identification  No.)

  265 Franklin Street, Boston, Massachusetts             02110
  (Address of principal executive office)              (Zip Code)

Registrant's telephone number, including area code (617) 439-8118

          Securities registered pursuant to Section 12(b) of the Act:
                                              Name of each exchange on
Title of each class                              which registered
       None                                           None
          Securities registered pursuant to Section 12(g) of the Act:
                     UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                                  ------
                      DOCUMENTS INCORPORATED BY REFERENCE

Documents                                          Form 10-K Reference
Prospectus of registrant                           Parts III and IV
dated July 1, 1982,
as supplementedended



 August 31, 1994. The distribution rate is expected to reach 2.5% per annum on remaining invested capital by the third quarter of fiscal 1995. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's real estate investments, repayment of the Partnership's mortgage loans receivable and the proceeds from the sales or refinancings of the underlying land, the operating investment property and the joint venture investment property. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on a short-term and long-term basis.

RESULTS OF OPERATIONS
1994 Compared to 1993

   For the year ended August 31, 1994, the Partnership reported a net loss of approximately $384,000 as compared to net income of approximately $759,000 recognized in the prior year. This unfavorable change in the Partnership's net operating results was primarily due to a decline in mortgage interest income and land rent, along with an increase in property operating expenses at the Mercantile Tower property which is reflected in the income (loss) from investment property held for sale. The decrease in mortgage interest income and land rent resulted primarily from the foreclosure of the Mercantile Tower Office Building on April 12 of the previous fiscal year. This resulted in a combined reduction in interest income and land rent of approximately $426,000 for the year ended August 31, 1994. Also contributing to the decrease in mortgage interest and ground rent was the sale of the Howard Johnson's Motor Lodge effective April 1, 1994. The Partnership recorded only seven months of mortgage interest and ground rent in the current fiscal year as compared to twelve months in fiscal 1993. The net operating results of the Mercantile Tower Office Building in the current year include the costs of the improvements implemented by the management company prior to obtaining the line of credit discussed above, as well as certain leasing costs incurred in the fourth quarter subsequent to obtaining the credit line. As a result of the Partnership's accounting policy with regard to its investment properties acquired through foreclosures, all costs associated with holding the asset are expensed as incurred. The Partnership also recognized a provision for possible investment loss of $1,200,000 in fiscal 1994 due to a decline in management's estimate of the fair value of the Mercantile Tower property. Such provision exceeded the $1 million loss recorded in fiscal 1993 to write down the carrying value of the property as of the date of foreclosure. In addition, the Partnership's share of venture's income decreased by approximately $32,000 in the current year due to a decline in rental revenues at Marshall's at East Lake as a result of the decline in occupancy and effective rental rates discussed further above.

   The unfavorable changes in the Partnership's operations were partially offset by the receipt of accrued interest owed on the Howard Johnson's mortgage loan in the amount of approximately $292,000 at the time of the repayment in fiscal 1994. The accrued interest had been fully reserved for in the prior year and, accordingly, was recorded as a recovery of bad debt in fiscal 1994. Furthermore, the provision for possible uncollectible amounts decreased by approximately $253,000 in fiscal 1994 due to the foreclosure of the Mercantile Tower Office Building and the sale of the Howard Johnson's Motor Lodge. During fiscal 1993, the Partnership was reflecting interest income and a corresponding reserve due to the default status of the mortgage loans secured by these investments. Also offsetting the adverse change in net operating results were declines in management fees and general and administrative expenses during fiscal 1994. General and administrative expenses decreased by approximately $59,000 mainly due to a decline in legal fees. Legal fees were higher in the prior year due to costs incurred in connection with the borrower defaults on the Mercantile Tower and Howard Johnson's investments.1993 Compared to 1992

   The Partnership's net income decreased by approximately $1,463,000 for the year ended August 31, 1993 in comparison to the prior year mainly because the Partnership recorded a loss on foreclosure of the Mercantile Tower Office Building of $1,000,000 and experienced a decline in mortgage interest income and land rent in fiscal 1993. The loss on foreclosure represented an adjustment to reduce the carrying value of the investment in the Mercantile Tower property to management's estimate of its fair value, net of selling expenses, at the time of foreclosure. The combined balance of the Partnership's mortgage loan and land investments in Mercantile Tower was $10,500,000 prior to foreclosure. Based on an independent appraisal of the property, management estimated that the property's fair value, net of selling expenses, was approximately $9,500,000. The decrease in mortgage interest income and land rent resulted primarily from the foreclosure of the Mercantile Tower Office Building on April 12, 1993, as discussed above. This resulted in a combined reduction in interest income and land rent of approximately $829,000. Also, contributing to the decrease was the third modification agreement of the Howard Johnson's mortgage loan effective in May of 1993. The agreement reduced the effective interest rate on the note from


                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PAINE WEBBER QUALIFIED PLAN
                                PROPERTY FUND TWO, LP


                           By:  Second Qualified Properties, Inc.
                                Managing General Partner




                        By: s/s Walter V. Arnold
                           Walter V. Arnold
                           Senior Vice President and Chief
                           Financial Officer

Date:  March 20, 1995