Form 10-Q/A
period 1995-02-28
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO LP
filed 1995-04-20
CIK 700913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                   FORM 10-Q/A


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

This 10-Q/A is being filed due to a flawed financial data schedule in the original submission dated April 13, 1995 (accession number: 0000700913-95
- - -000002.

                                  Page 1 of 3
            PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

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




Dated:  April 20, 1995