Form 10-Q
period 1995-05-31
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO LP
filed 1995-07-14
CIK 700913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                   FORM 10-Q


    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1995

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



                                  Page 1 of 14
               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP
                                 BALANCE SHEETS
                        May 31, 1995 and August 31, 1994
                                  (Unaudited)

                                     ASSETS
                                                        May 31     August 31

Real estate investments:
   Land                                              $ 1,750,000 $ 1,750,000
   Mortgage loans, net                                10,177,157  10,177,157
   Investment in joint venture, at equity              3,239,054   3,252,647
   Investment property held for sale, net              8,300,000   8,300,000
                                                      23,466,211  23,479,804

Cash and cash equivalents                              1,300,569   1,041,817
Tax and insurance escrow                                 337,443     187,787
Interest and other receivables                           158,606     286,364
Prepaid expenses                                             550      14,545
                                                     $25,263,379 $25,010,317

                       LIABILITIES AND PARTNERS' CAPITAL

Accrued real estate taxes                         $      114,625 $   170,000
Accounts payable and accrued expenses                     82,764     246,352
Accounts payable - affiliates                             11,597      10,633
Tenant security deposits                                  56,347      48,198
Note payable                                           1,198,664     604,166
Partners' capital                                     23,799,382  23,930,968
                                                     $25,263,379 $25,010,317

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the nine months ended May 31, 1995 and 1994
                                  (Unaudited)

                                                General        Limited
                                                Partners       Partners

Balance at August 31, 1993                    $(21,334)      $30,695,003
Cash distributions                              (5,491)       (6,160,971)
Net income                                      10,916         1,080,674
BALANCE AT MAY 31, 1994                       $(15,909)      $25,614,706

Balance at August 31, 1994                    $(32,587)      $23,963,555
Cash distributions                              (5,337)         (528,394)
Net income                                       4,020           398,125
BALANCE AT MAY 31, 1995                       $(33,904)      $23,833,286



                            See accompanying notes.


               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                              STATEMENTS OF INCOME
           For the three and nine months ended May 31, 1995 and 1994
                                  (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                        May 31,                 May 31,
                                  1995         1994        1995       1994

REVENUES:
   Interest from mortgage loans$ 373,330   $ 387,037     $1,104,565 $1,246,798
   Land rent                      51,156      62,156        153,469    230,469
   Recovery of bad debt           14,365     292,114             -     292,114
   Other income                   17,089      20,025        43,548      23,650
                                 455,940     761,332     1,301,582   1,793,031

EXPENSES:
   Management fees               11,597        9,744        33,405      31,708
   General and administrative   103,146      101,520       311,546     318,566
   Provision for possible uncollectible
     amounts                          -       94,995       182,526     271,184
                                114,743      206,259       527,477     621,458

Operating income                341,197      555,073       774,105   1,171,573

Partnership's share of venture's
   income                        29,053       40,177        99,740     121,501

Loss from operations of
   investment property
     held for sale              (28,789)    (346,425)     (471,700)  (201,485)

NET INCOME                    $ 341,461    $ 248,825     $ 402,145  $1,091,589

Net income per Limited
  Partnership Unit               $ 9.32      $  6.80        $10.98     $ 29.82

Cash distributions per Limited
  Partnership Unit               $ 5.07      $160.00        $14.58     $170.00


The above net income and cash distributions per Limited Partnership Unit are based upon the 36,241 Units of Limited Partnership Interest outstanding during each period.







                            See accompanying notes.


               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP
                            STATEMENTS OF CASH FLOWS
                For the nine months ended May 31, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                                       1995           1994

Cash flows from operating activities:
   Net income                                       $ 402,145      $1,091,589
   Adjustments to reconcile net income to
   net cash provided by operating activities:
    Partnership's share of venture's income           (99,740)      (121,501)
      Changes in assets and liabilities:
      Tax and insurance escrow                       (149,656)       199,944
      Interest and other receivables                  127,758         75,712
      Prepaid expenses                                 13,995         13,999
      Accrued real estate taxes                       (55,375)      (126,307)
      Accounts payable and accrued expenses               964        (57,566)
      Accounts payable - affiliates                  (163,588)       (45,191)
      Tenant security deposits                          8,149         14,909
         Total adjustments                           (317,493)       (46,001)
         Net cash provided by operating activities     84,652      1,045,588

Cash flows from investing activities:
   Proceeds received from repayment
      of mortgage loan and sale of land                     -      5,607,843
   Distributions from joint venture                   113,333        198,333
   Advances to joint venture                                 -        (7,755)
         Net cash provided by investing activities     113,333     5,798,421

Cash flows from financing activities:
   Additional borrowings under note payable           594,498              -
   Distributions to partners                          (533,731)    (6,166,462)
         Net cash provided by (used for) financing activities
60,767        (6,166,462)

Net increase in cash and cash equivalents             258,752        677,547

Cash and cash equivalents, beginning of period       1,041,817        217,617

Cash and cash equivalents, end of period            $1,300,569     $ 895,164

Cash paid during the period for interest            $  72,413      $       -












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

2.Related Party Transactions

      The Adviser earned basic management fees of $33,405 and $31,708 for the nine-month periods ended May 31, 1995 and 1994, respectively. Accounts payable - affiliates at May 31, 1995 and August 31, 1994 consists of management fees of $11,597 and $10,633, respectively, payable to the Adviser.

      Included in general and administrative expenses for nine months ended May 31, 1995 and 1994 is $131,780 and $122,310, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the nine months ended May 31, 1995 and 1994 is $2,155 and $492, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.




3.Mortgage Loan and Land Investments

     The outstanding first mortgage loans and the cost of the related land to the Partnership at May 31, 1995 and August 31, 1994 are as follows:



Property                   Amount of Mortgage Loan          Cost of Land
                           5/31/95        8/31/94        5/31/95      8/31/94

 Harbour Bay Plaza     $ 2,850,000    $ 2,850,000   $    750,000$    750,000
   Sewall's Point, FL

 Eden West Apartments    3,500,000      3,500,000        400,000     400,000
   Omaha, NE

 The Timbers Apartments  6,517,618      6,335,092        600,000     600,000
   Raleigh, NC          (2,242,618)    (2,060,092)
                         4,275,000      4,275,000
 Subtotal               10,625,000     10,625,000      1,750,000   1,750,000
 Less: General loan
        reserve           (447,843)      (447,843)             -           -
                      $ 10,177,157    $10,177,157   $  1,750,000$  1,750,000




    The loans are secured by first mortgages on the properties, the owner's leasehold interest in the land and an assignment of all leases, where applicable. Interest is payable monthly at rates between 11.5% and 11.75% per annum and the principal is due at maturity. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon the gross revenues in excess of a base amount, as defined. For the nine-month periods ended May 31, 1995 and 1994, no additional rents were received. As discussed in the Annual Report, the lessees have the option to purchase the land for specified periods of time at a price based on fair market value, as defined, but not less than the original cost to the Partnership. As of May 31, 1995, all of the options to purchase the land were exercisable.

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

    Under the terms of the Timbers modification executed in fiscal 1989, the amount payable to the Partnership is equal to the cash flow of the property available after the payment of operating expenses, not to exceed 11.75% of the note balance, but in no event less than 7.75% of the note balance. The amount deferred each year will accrue interest at the original rate of 11.75%



  beginning at the end of that year and the total deferred amount plus accrued interest will be payable upon maturity of the note in September of 1998. The Partnership has established an allowance for possible uncollectible amounts for the cumulative amount of deferred interest owed under the Timbers modification ($2,242,618 at May 31, 1995 and $2,060,092 at August 31, 1994)
  due to the uncertainty as to the collection of the deferred interest from this investment. During the quarter ended May 31, 1995, the Partnership received a payment of $120,522 from the Timbers' borrower as a partial payment of deferred interest owed.

    During fiscal 1995, the Partnership has received formal notice from the Harbour Bay Plaza and Eden West borrowers of their intentions to prepay the Partnership's mortgage loans and repurchase the underlying land. The Harbour Bay Plaza prepayment transaction would result in the Partnership receiving an amount of approximately $200,000 in excess of its outstanding mortgage loan and land investments as its share of the property's appreciation. This transaction is expected to close in the fourth quarter of fiscal 1995. The amount to be received as the Partnership's share of the appreciation on the Eden West property, if any, cannot be determined with certainty at this time. The terms of the Eden West mortgage loan call for the Partnership to receive a prepayment penalty which would be equal to 3.75% of the outstanding principal balance. If completed, the net proceeds from these prepayment transactions would be distributed to the Limited Partners. Both prepayment transactions remain contingent on, among other things, the borrowers obtaining sufficient financing to repay their obligations to the Partnership. Accordingly, there can be no assurances that such transactions will be consummated.

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

    Summarized operating results of the venture for the three- and nine-month periods ended May 31, 1995 and 1994 are as follows:



                                    Three Months Ended       Nine Months Ended
                                         May 31,                 May 31,
                                     1995       1994        1995        1994
REVENUES:
   Rental revenues and
     expense reimbursements    $   109,000 $   115,000   $ 325,000 $ 356,000

EXPENSES:
   Property operating expenses      36,000      32,000     101,000   111,000
   Real estate taxes                11,000      11,000      25,000    29,000
   Depreciation and amortization    33,000      31,000      99,000     94,000
                                    80,000      74,000     225,000   234,000
NET INCOME                     $    29,000 $    41,000   $ 100,000 $ 122,000

Net income:
 Partnership's share
    of net income             $     29,000$     41,000   $ 100,000 $ 122,000
 Co-venturer's share
    of net income                        -           -           -         -
                              $     29,000$     41,000   $ 100,000 $ 122,000



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


5.   Investment Property Held for Sale

   Mercantile Tower Office Building

      As discussed in the Annual Report, the Partnership assumed ownership of the Mercantile Tower Office Building, in Kansas City, Missouri, through a deed-in-lieu of foreclosure action on April 12, 1993 as a result of certain uncured defaults on the Partnership's mortgage loan receivable. The Partnership complies with the guidelines set forth in the Statement of



  Position entitled "Accounting for Foreclosed Assets", issued by the American Institute of Certified Public Accountants, to account for its investment properties acquired through foreclosures. Under the Statement of Position, a foreclosed asset is recorded at the lower of cost or estimated fair value, reduced by the estimated costs to sell the asset. Cost is defined as the fair value of the asset at the date of the foreclosure. Adjustments to the carrying value of the assets subsequent to foreclosure are recorded through the use of a valuation allowance. The combined balance of the land and the mortgage loan investment at the time title was transferred was $10,500,000. The estimated fair value of the operating property at the date of foreclosure, net of selling expenses, was $9,500,000. Accordingly, a write-down of $1,000,000 was recorded as a loss on foreclosure in fiscal 1993. An additional write-down of $1,200,000 was recorded as a provision for possible investment loss in fiscal 1994 to reflect a further decline in management's estimate of the fair value of the investment property. The net carrying value of the Mercantile Tower investment property as of May 31, 1995 and August 31, 1994, of $8,300,000, is classified as an investment property held for sale on the Partnership's balance sheet.

      The Partnership records income or loss from the investment property held for sale in the amount of the difference between the property's gross revenues and the sum of property operating expenses (including leasing costs and improvement expenses) and interest on the line of credit borrowings described in Note 6. Summarized operating results for Mercantile Tower for the three- and nine-month periods ended May 31, 1995 and 1994 are as follows:



                                    Three Months Ended       Nine Months Ended
                                        May 31,                   May 31,
                                    1995        1994           1995     1994

   Rental revenues and expense
      recoveries             $   397,000   $ 260,000    $1,252,000$1,244,000
   Interest and other income       3,000       2,000         8,000     9,000
                                 400,000     262,000     1,260,000 1,253,000

   Property operating expenses   398,000     608,000     1,660,000 1,454,000
   Interest expense               31,000           -        72,000         -
                                 429,000     608,000     1,732,000 1,454,000
   Loss from operations
      of investment property held
       for sale             $    (29,000) $ (346,000)  $  (472,000)$(201,000)




      Property operating expenses for the three and nine months ended May 31, 1995 include capital improvements and leasing costs totalling approximately $103,000 and $730,000, respectively.


6. Note payable

     Note payable as of May 31, 1995 and August 31, 1994 consists of the following secured indebtedness:

                                                May 31, 1995  August 31, 1994

   Line of credit borrowings secured by the
   Mercantile Tower property (see Note 5).  Draws
   under the line, up to a maximum of $2,000,000,
   can be made through March 15, 1996, only to
   fund approved leasing and capital improvement
   costs related to the Mercantile Tower
   property.  The outstanding borrowings bear
   interest at the prime rate plus 1% per annum.
   Interest-only payments were due on a monthly
   basis through February 1995.  Thereafter,
   monthly principal and interest payments were
   due through maturity on
    February 10, 2001.                            $1,198,664     $604,166

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



               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   As previously reported, the Partnership assumed ownership of the Mercantile Tower Office Building on April 12, 1993. The Managing General Partner has engaged the services of a local property management company to carry out the day-to-day operations of the building under the direction of the Adviser. The occupancy level at Mercantile has increased to 67% at May 31, 1995, up from 63% at the end of the previous quarter. During the third quarter, leasing agents were successful in signing a new lease as well as two lease renewals at this property. The property is in need of significant funds to pay for leasing costs, certain deferred maintenance and capital improvements. Subsequent to the date that the Partnership assumed control of the building's operations, the management company has used cash flow from operations to complete a capital improvement program which included various structural, cosmetic and aesthetic improvements and enhancements to the building's common areas that were necessary
as an initial step to effectively market and lease the vacant space.   In
addition to the capital improvements completed to date, the Mercantile Tower property will require significant funds in order to pay for tenant improvements and leasing commissions required to lease the currently vacant space and stabilize operations. The Partnership expects to provide these funds from the cash flow of the property, certain secured borrowings and, to the extent necessary, from the Partnership's cash reserves. During fiscal 1994, the Partnership closed on a $2 million line of credit which will be used to pay for the majority of the required tenant improvement and capital enhancement costs anticipated over the next 9 months. This nonrecourse, fully amortizable line of credit is payable with interest at 1% over prime, and has a 7-year term with interest-only payments in the first year. The line of credit borrowings are collateralized by a first lien against the Mercantile Tower property, which includes an adjoining parking facility. The draw period has a 2-year term which ends in March 1996, and draw downs under the line of credit can only be made in connection with costs associated with signed leases and contracts for capital improvements. As of May 31, 1995, the Partnership had drawn approximately $1,251,000 under the line of credit. If leasing activity progresses as expected, management anticipates drawing the entire $2 million balance of the line of credit before March 1996. Monthly payments due under the borrowing agreement began to include scheduled principal amortization effective in March 1995. As of May 31, 1995, the Partnership had made principal paydowns of approximately $52,000 on the line of credit. Until a stabilized occupancy level is achieved and the line of credit borrowings are repaid, the Partnership's investment in Mercantile Tower is not expected to generate any significant excess cash flow.

   Occupancy at the Marshall's at East Lake Shopping Center as of May 31, 1995 was 89%, up from its level of 85% one year ago but decreased from its level of 92% as of the previous quarter due to one tenant vacating as a result of financial difficulties. However, during the third quarter, two new leases and one expansion of an existing lease were executed. In addition, subsequent to the quarter-end, a new lease was signed with a national financial services company. The effect of this recent leasing activity will increase the center's occupancy level to 97%. The Partnership received cash flow distributions from the Marshall's joint venture of approximately $113,000 for the nine months ended
May 31, 1995.   Annual distributions of $150,000 to $200,000 are expected from this investment based on the property's current leasing status.  As previously reported, Marshall's, the center's anchor tenant, opened another store in 1994 at a new competitive center four miles from the Marshall's at East Lake Shopping Center. Marshall's sales at East Lake have been very strong and their management has confirmed that they plan to keep the East Lake store open. However, there can be no assurances that such plans are not subject to change. The initial term of the Marshall's lease at East Lake runs to January 31, 2003. Notwithstanding their obligation under the lease agreement, the loss of the center's only anchor tenant could have serious adverse effects on management's ability to retain its other tenants and to lease vacant space. Management continues to monitor this situation closely.

   Occupancy at Eden West Apartments, The Timbers Apartments and Harbour Bay Plaza remained strong at 99%, 97% and 90%, respectively, for the quarter ended May 31, 1995. Eden West and Timbers have also shown substantial increases in rental rates when compared to the prior year. The mortgage loans secured by these three properties bear interest at rates between 11.5% and 11.75% per annum. With general real estate market conditions improving along with the state of the overall economy, and with credit in the capital markets for real estate transactions more accessible than in prior years, it is possible that the current loans secured by these properties could be refinanced at lower rates. However, the Partnership's mortgage loans contain certain restrictions with regard to prepayments. The Timbers loan contains a prohibition against prepayment until September 1, 1997. The Eden West loan prohibited prepayment through June 1, 1994 and includes a prepayment premium for any prepayment between June 1994 and May 1998 at rates between 5% and 1.25% of the mortgage loan balance. The Harbour Bay Plaza loan, which has a scheduled maturity date of December 1, 1995, became fully prepayable without penalty effective January 1994. In addition to repaying the outstanding mortgage loans, the borrowers would be required to exercise their options to purchase the underlying land at the time of any prepayment transaction, including in such purchase price the Partnership's share, if any, of the property's appreciation called for under the terms of the ground lease. As a practical matter, this requirement could make it difficult for the borrowers to finance a prepayment transaction.

    During fiscal 1995, the Partnership has received formal notice from the Harbour Bay Plaza and Eden West borrowers of their intentions to prepay the Partnership's mortgage loans and repurchase the underlying land. The Harbour Bay Plaza prepayment transaction would result in the Partnership receiving, pursuant to the ground lease, approximately $200,000 in excess of the outstanding mortgage loan and land investments, which total $3,600,000. This transaction is expected to close in the fourth quarter of fiscal 1995. The amount to be received as the Partnership's share of the appreciation on the Eden West property, if any, cannot be determined with certainty at this time. The terms of the Eden West mortgage loan require a prepayment penalty which would be equal to 3.75% of the outstanding principal balance of $3.5 million. If completed, the net proceeds from these prepayment transactions would be distributed to the Limited Partners. Both prepayment transactions remain contingent on, among other things, the borrowers obtaining sufficient financing to repay their obligations to the Partnership. Accordingly, there can be no assurances that such transactions will be consummated.

   At May 31, 1995, the Partnership had available cash and cash equivalents of approximately $1,301,000. Such cash and cash equivalents will be used for the Partnership's working capital requirements and for distributions to the partners. The Partnership began implementing small increases in the quarterly distribution rate to the Limited Partners commencing with the payment made in October 1994 for the quarter ended August 31, 1994. The distribution rate was increased to 2.5% per annum on remaining invested capital during the third quarter of fiscal 1995. The distribution rate is expected to stabilize at 2.5% thereafter for the foreseeable future. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's real estate and mortgage loan investments, repayment of the Partnership's mortgage loans receivable and the proceeds from the sales or refinancings of the underlying land, the operating investment property and the joint venture investment property.

RESULTS OF OPERATIONS
Three Months Ended May 31, 1995

     The Partnership's net income increased by approximately $93,000 for the three months ended May 31, 1995 compared to the same period in the prior year, primarily due to a decrease in the net loss from the Mercantile Tower property. Revenues from Mercantile Tower were higher by approximately $137,000 for the three months ended May 31, 1995, as a result of the occupancy gains achieved over the past year. In addition, property expenses at Mercantile Tower decreased by approximately $210,000 for the current three-month period due to the timing of certain capital improvement projects. The decrease in the loss from investment property held for sale was offset by a decrease in operating income of approximately $214,000 mainly due to a decrease in the recovery of bad debt from the prior year. The recovery of bad debt totalling $14,000 for the three month period May 31, 1995 related to Timbers and the prior year amount totalling $292,000 related to the Howard Johnson's investment.

Nine Months Ended May 31, 1995

   The Partnership's net income decreased by approximately $689,000 for the nine months ended May 31, 1995, in comparison to the same period in the prior year, primarily due to a decrease in mortgage interest and land rent revenues and a substantial increase in property operating expenses at the Mercantile Tower property which is reflected in the loss from operations of investment property held for sale. The net operating results of the Mercantile Tower Office Building for the current nine-month period include certain costs, totalling approximately $730,000, as compared to $490,000 in the previous year, related to the improvements and leasing costs incurred subsequent to obtaining the credit line discussed further above. As a result of the Partnership's accounting policy with regard to its investment properties acquired through foreclosure, all costs associated with holding the asset are expensed as incurred. In addition, interest expense incurred on the line of credit borrowings totalled $72,000 for the nine months ended May 31, 1995. Revenues from Mercantile Tower were slightly higher for the nine months ended May 31, 1995, as compared to the same period in the prior year, as a result of the occupancy gains achieved over the past year. Mortgage interest and land rent revenues declined by approximately $219,000 for the nine months ended May 31, 1995 due to the sale of the Howard Johnson's Motor Lodge effective April 1, 1994, which resulted in the repayment of the Partnership's mortgage loan receivable and the termination of the Partnership's ground lease. The Partnership's share of venture's income decreased by approximately $22,000 in the nine-month period ended May 31, 1995 due to lower rental revenues at the Marshall's at East Lake Shopping Center as a result of a decline in effective rental rates over the past two fiscal years as well as a decrease in cost recoveries.


                                    PART II
                               OTHER INFORMATION



Item 1. Legal Proceedings

    As discussed in the Partnership's quarterly report on Form 10-Q for the period ended February 28, 1995, in November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation. Refer to the description of the claims in the prior quarterly report for further information. The General Partners continue to believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

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




Dated:  July 14, 1995