Form 10-K405
period 1995-08-31
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO LP
filed 1995-11-29
CIK 700913

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

    X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED:  AUGUST 31, 1995

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


                      DOCUMENTS INCORPORATED BY REFERENCE
Documents                                     Form 10-K Reference
Prospectus of registrant                                Part IV
dated July 1, 1982, as supplemented

Current Report on                                       Part IV
Form 8-K of registrant
dated August 25, 1995

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP
                                 1995 FORM 10-K

                               TABLE OF CONTENTS

PART   I                                                    Page

Item 1     Business                                         I-1

Item2      Properties                                       I-3

Item3      Legal Proceedings                                I-4

Item4      Submission of Matters to a Vote of Security
             Holders                                        I-4


PART  II

Item5      Market for the Partnership's Limited
              Partnership Interests and
              Related Security Holder Matters              II-1

Item6      Selected Financial Data                         II-1

Item7      Management's Discussion and Analysis of
              Financial Condition
              and Results of Operations                    II-2

Item8      Financial Statements and Supplementary Data     II-5

Item9      Changes in and Disagreements with Accountants
              on Accounting and
              Financial Disclosure                         II-5


PART III

Item 10     Directors and Executive Officers of the
             Partnership                                  III-1

Item 11    Executive Compensation                         III-3

Item 12     Security Ownership of Certain Beneficial
             Owners and Management                        III-3

Item 13     Certain Relationships and Related Transactions III-3


PART  IV

Item 14     Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                       IV-1

SIGNATURES                                                 IV-2

INDEX TO EXHIBITS                                          IV-3

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA         F-1 to F-19


                            PART I



Item 1.  Business

   Paine Webber Qualified Plan Property Fund Two, LP (the "Partnership") is a limited partnership formed in March 1982 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing in a diversified portfolio of existing income-producing real properties through land purchase-leaseback transactions and first mortgage loans. From the sale of Limited Partnership units (the "Units"), the Partnership raised $36,236,000 (36,236 Units at $1,000 per Unit) from July 1, 1982 to June 30, 1983 pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration No. 2-76379). In addition, the Initial Limited Partner contri-buted $5,000 for 5 Units of Limited Partnership Interest. Limited Partners will not be required to make any additional capital contributions.

   The Partnership originally owned land and made first mortgage loans secured by buildings with respect to six operating properties. As discussed below, as of August 31, 1995 the Partnership's mortgage loan and land lease investments on two of the original properties were still outstanding, and the Partnership owns an equity interest in one operating property through a joint venture partnership which resulted from the settlement of a default under the terms of a first mortgage loan held by the Partnership. In addition, the Partnership foreclosed on one operating property under the terms of its first mortgage loan due to a payment default and now owns that property directly. The Partnership's operating property, properties securing its remaining loan investments and the property in which the Partnership has a joint venture interest are described below.
                         Type of
Property name            Property and                       Type of
and Location            Date of Investment    Size          Ownership (1)

Mercantile Tower (2) Office Building     Building has       Fee ownership of
Kansas City, MO      4/29/83             213,500 rentable   land and
                                         sq. ft.; 32,000    improvements
                                         sq. ft. of land

Marshall's at
East Lake (3)        Shopping Center     Building has       Fee ownership of
Marietta, GA         6/24/83             55,175 net         land and
                                         leasable sq. ft.;  improvements
                                         6.7 acres          (through joint
                                         of land            venture)

Eden West
 Apartments          Apartments          215 units;         Fee ownership of
Omaha, NE            6/6/84              10.2 acres         land and first
                                         of land            mortgage lien
                                                            on improvements

The Timbers
 Apartments          Apartments          176 units; 18 acres   Fee ownership
Raleigh, NC          9/7/84              of land               of land and first
                                                               mortgage lien
                                                               on improvements

(1)See Notes to the Financial Statements filed with this Annual Report for a description of the transactions through which the Partnership has acquired these real estate investments.

(2)On April 12, 1993, the Partnership was granted title to the Mercantile Tower property and assumed ownership as a result of certain defaults by the borrower under the terms of the Partnership's mortgage loan receivable. The Partnership is currently operating the property utilizing the services of a local property management company. See Note 6 to the financial statements accompanying this Annual Report for a further discussion of this event.

(3)During the year ended August 31, 1990 the borrower of the mortgage loan secured by the Marshall's at East Lake Shopping Center failed to make its required monthly payments of interest in accordance with the terms of the mortgage loan. On June 12, 1990 the borrower filed for protection under a Chapter 11 Bankruptcy Petition. During fiscal 1991, the Partnership reached a settlement agreement which involved the formation of a joint venture between the Partnership and the borrower to own and operate the property on a go-forward basis. The formation of the joint venture was approved by the Bankruptcy Court and became effective on December 11, 1991. See Note 5 to the financial statements accompanying this Annual Report for a further discussion of these events.

   To date, the Partnership has been prepaid on its investments with respect to two of the original operating properties, including one during fiscal 1995. On April 1, 1994, the Partnership liquidated its investments in a Howard Johnson's Motor Lodge, located in Orlando, Florida. The total net proceeds received by the Partnership amounted to approximately $5.9 million. In accordance with the third modification of the mortgage loan agreement, such proceeds included the payment of $292,000 of deferred debt service and ground rent. The remaining proceeds of approximately $5,608,000 were less than the combined carrying value of the mortgage loan and land investments of $6,150,000, resulting in a loss of approximately $542,000 which was charged against an outstanding general loan loss reserve. On August 25, 1995, the borrower of the loan secured by Harbour Bay Plaza, a retail shopping center located in Sewall's Point, Florida, repaid the Partnership's first leasehold mortgage and purchased the underlying land for total consideration of $3,833,000. The principal balance of the mortgage loan was $2,850,000 plus interest accrued through August 25, 1995 of $23,000. The original cost of the land to the Partnership was $750,000. Pursuant to the ground lease, the Partnership received $211,000 in excess of the outstanding mortgage loan and land investments as its share of the appreciation in value of the operating investment property above a specified base amount.

   The Partnership's investment objectives are to:

(1)preserve and protect Limited Partners' capital and related buying power;
(2)provide the Limited Partners with cash distributions from investment income; and
(3)achieve long-term capital appreciation in the value of the Partnership's investments.

   Through August 31, 1995, the Limited Partners had received cumulative cash distributions totalling $36,875,000, or $1,046 per original $1,000 investment for the Partnership's earliest investors. This return includes a distribution of $155 per original $1,000 investment in May 1994 from the liquidation of the Howard Johnson's mortgage loan and land investments. Such distributions do not include the net proceeds of the Harbour Bay Plaza prepayment transaction, which were paid out to the Limited Partners subsequent to year-end. On October 13, 1995, the Partnership made a special distribution of the Harbour Bay Plaza net proceeds in the amount of $106 per original $1,000 investment. As of August 31, 1995, the Partnership retained an interest in four of the original six properties underlying its original mortgage loan and land investments. The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of its investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final liquidation, which cannot presently be determined. At the present time, real estate values for commercial office buildings remain generally depressed nationwide due to an oversupply of competing space in many markets and the trend of corporate consolidations and downsizing which has followed in the wake of the last national recession. In addition, values for retail shopping centers in certain markets have begun to be affected by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. Management believes that such conditions are temporary and will change as certain market corrections occur.

   The Partnership expects to finance or sell its investments and have its mortgage loans repaid from time to time. It is expected that most sales and repayments will be made after a period of between seven and fifteen years after the conclusion of the offering period, although sales and repayments may occur at earlier or later dates. Due to the combination of relatively low mortgage interest rates and increased availability of funds for sales and mortgage refinancings which has existed over the past two years, the likelihood of the Partnership's loans being prepaid has increased. In addition to the Harbour Bay Plaza transaction, which closed at the end of the fourth quarter of fiscal 1995, the Partnership has been approached by another borrower regarding a potential prepayment transaction. See Item 7 for a further discussion. In deciding whether to sell any of the Partnership's investments, the Managing General Partner will consider such factors as the amount of appreciation in value, if any, to be realized, the risks of continued investment and the anticipated advantages to be gained from continuing to hold the investment. The proceeds from such sales, financings or refinancings of the investments will not be reinvested but will be distributed to the Partners, so that the Partnership will in effect be self-liquidating.

   The Partnership's operating property, along with the property in which the Partnership owns an equity interest and the properties securing the Partnership's mortgage loan investments, are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price, location and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The availability of low home mortgage interest rates over the past three years has generally caused this competition to increase in all areas of the country. The shopping center and the office building also compete for long-term commercial tenants with numerous projects of similar type generally on the basis of rental rates, location and tenant improvement allowances. The Partnership has no real estate investments located outside the United States. The Partnership is engaged solely in the business of real estate investment. Therefore, a presentation of information about industry segments is not applicable.

   The Partnership has no employees; it has, however, entered into an Advisory Contract with PaineWebber Properties Incorporated (the "Adviser"), which is responsible for the day-to-day operations of the Partnership. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber").

   The general partners of the Partnership (the "General Partners") are Second Qualified Properties, Inc. and Properties Associates. Second Qualified Properties, Inc., a wholly-owned subsidiary of PaineWebber, is the Managing General Partner of the Partnership. The Associate General Partner is Properties Associates, a Massachusetts general partnership, certain general partners of which are also officers of the Adviser and the Managing General Partner.
Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser.

   The terms of transactions between the Partnership and affiliates of the Managing General Partner of the Partnership are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

Item 2.  Properties

   As of August 31, 1995, the Partnership owns, and has leased back to the sellers, the land related to the two investments referred to under Item 1 above to which reference is made for the name, location and description of each property. Additionally, the Partnership owns one operating property directly and owns an equity interest in another operating property through a joint venture partnership as noted in Item 1.

     Occupancy figures for each fiscal quarter during 1995, along with an average for the year, are presented below for each property:

                              Percent Leased At

                                                                 Fiscal 1995
                         11/30/94   2/28/95   5/31/95   8/31/95   Average

Mercantile Tower            59%      63%        67%      67%        64%

Marshall's at East Lake     89%      92%        89%      97%        92%

Eden West Apartments        98%      98%        99%      99%        99%

The Timbers Apartments      96%      96%        97%      92%        95%


Item 3.  Legal Proceedings

       In November 1994, a series of purported class actions (the ``New York Limited Partnership Actions') were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together `PaineWebber''), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Second Qualified Property Fund, Inc. and Properties Associates ("PA"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

    The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in Paine Webber Qualified Plan Property Fund Two, LP., PaineWebber, Second Qualified Property Fund, Inc. and PA
(1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in Paine Webber Qualified Plan Property Fund Two, LP, also allege that following the sale of the partnership interests, PaineWebber, Second Qualified Properties, Inc. and PA misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber, Second Qualified Properties, Inc. and PA violated the Racketeer Influenced and Corrupt Organizations Act (`RICO'') and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

    Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Second Qualified Properties, Inc., PA and their affiliates for costs and liabilities in connection with this litigation. The General Partners intend to vigorously contest the allegations of the action, and believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

    The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.                                    PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

   At August 31, 1995, there were 5,609 record holders of Units in the Partnership. There is no public market for the resale of Units, and it is not anticipated that a public market for Units will develop. The Managing General Partner will not redeem or repurchase Units.

Item 6.  Selected Financial Data

              PAINEWEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP
      For the years ended August 31, 1995, 1994, 1993, 1992 and 1991
                   (in thousands, except per Unit data)

                          1995     1994      1993     1992      1991

Revenues              $  1,747   $  2,237  $  2,588   $ 3,427   $ 3,671

Operating income      $  1,029   $  1,414  $  1,395   $ 2,073   $ 2,678

Partnership's share of
  venture's income     $  143    $    168  $   201    $   149        -

Gain on sale of land   $   211         -         -         -         -

Loss on foreclosure          -       -     $ (1,000)       -         -

Provision for possible
    investment loss         -    $ (1,200)        -       -          -
Income (loss) from
   operations
  of investment
  property
  held for sale       $  (738)    $  (766) $    163       -          -

Net income (loss)     $    645    $  (384) $    759  $ 2,221   $ 2,678

Per Limited
  Partnership Unit:
  Net income (loss)   $  17.60    $ (10.49)$  20.72  $ 60.68   $ 73.16

  Cash distributions
    from operations   $   19.86   $ 20.25  $  57.50  $ 70.00   $ 72.50

  Cash distributions
    from sale,
    refinancing
    and other
    disposition
    transactions             -    $155.00       -         -         -

Total assets          $  25,506   $ 25,010   $ 31,091 $32,112   $32,445


   The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

   The above per Limited Partnership Unit information is based upon the 36,241 Limited Partnership Units outstanding during each year.


Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations

LIQUIDITY AND CAPITAL RESOURCES

   The Partnership offered Limited Partnership Interests to the public from July 1982 to June 1983 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $36,241,000 were received by the Partnership and, after deducting selling expenses and offering costs, $32,575,000 was invested in six operating property investments in the form of mortgage loans and land purchase-leaseback transactions. During fiscal 1994, the Partnership was prepaid with respect to the land and mortgage loan investments secured by the Howard Johnson's Motor Lodge. Due to the poor performance of the Howard Johnson's property and its depressed market value at the time of the prepayment, the Partnership recovered less than the full amount of its investments in the land and mortgage loan by approximately $542,000. In addition, as discussed further below, during fiscal 1995 the Partnership accepted repayment in full on the land and mortgage loan investments secured by the Harbour Bay Plaza Shopping Center and received a premium of $211,000.
During fiscal 1993, the Partnership assumed 100% equity ownership of the Mercantile Tower Office Building through a deed-in-lieu of foreclosure transaction resulting from uncured monetary defaults under the terms of the Partnership's mortgage loan and ground lease. Also, during fiscal 1992 the Partnership's mortgage loan and land investments with respect to the Marshall's at East Lake Shopping Center were converted to an equity interest in the operating property as a result of the settlement of a default under the terms of the related loan agreement.

     The mortgage loans secured by the Eden West Apartments and The Timbers Apartments bear interest at annual rates of 11.5% and 11.75%, respectively. The loan secured by the Harbour Bay Plaza Shopping Center bore interest at 11.75%. As previously reported, since current market interest rates for first mortgage loans are considerably lower than these rates, and with the increased availability of credit in the capital markets for real estate transactions, the likelihood of the Partnership's mortgage loan investments being prepaid has been high for those mortgage loans which have terms that allow for prepayment. The Harbour Bay Plaza loan became fully prepayable without penalty in January 1994. The Eden West loan prohibited prepayment through June 1, 1994 and includes a prepayment premium for any prepayment between June 1994 and May 1998 at rates between 5% and 1.25% of the mortgage loan balance. The Timbers loan contains a prohibition against prepayment until September 1, 1997. As discussed further below, during fiscal 1995 the borrowers on both the Harbour Bay Plaza and Eden West loan investments approached the Partnership regarding potential prepayment transactions. On August 24, 1995, the owner of Harbour Bay Plaza repaid the Partnership's mortgage loan and purchased the underlying land. The total net proceeds received by the Partnership amounted to approximately $3.8 million.
The Partnership's mortgage loan and land investments had an aggregate cost basis of $3.6 million. Pursuant to the ground lease, the Partnership received $211,000 in excess of the outstanding mortgage loan and land investments as its share of the appreciation in value of the operating investment property above a specified amount. The net proceeds from this transaction, in the amount of $106 per original $1,000 unit, were distributed to the Limited Partners subsequent to year-end, on October 13, 1995. During the last quarter of fiscal 1995, the Partnership received notice from the Eden West borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land. The amount to be received by the Partnership as its share of the appreciation of the Eden West property has not been agreed upon to date. The terms of the Partnership's ground lease provide for the possible resolution of disputes between the parties over value issues through an arbitration process.
Presently, the Partnership and the borrower continue to try to resolve their differences regarding the value of the property. If an agreement cannot be reached, the borrower could force the Partnership to submit to arbitration during fiscal 1996. In addition to the amount to be determined as the Partnership's share of the property's appreciation under the ground lease, the terms of the Eden West mortgage loan require a prepayment penalty which would be equal to 3.75% of the outstanding principal balance of $3,500,000. If completed, the proceeds of this transaction would be distributed to the Limited Partners. However, the transaction remains contingent on, among other things, a resolution of the value issue and the borrower obtaining sufficient financing to repay its obligations to the Partnership. Accordingly, there are no assurances that this transaction will be consummated.

   Occupancy at the Marshall's at East Lake Shopping Center as of August 31, 1995 was 97%, up from its level of 89% as of August 31, 1994. The Partnership received cash flow distributions from the Marshall's joint venture of approximately $198,000 for the year ended August 31, 1995. Cash flow from the venture for fiscal 1996 is projected to increase to $272,000 as a result of the successful leasing activity during fiscal 1995. There currently is only one 1,600 square foot space available at the shopping center. The leasing of the one remaining vacant space would bring the center to 100% occupancy for the first time in several years with the next lease expirations not scheduled until the spring of 1996. As previously reported, Marshall's, the center's anchor tenant, opened another store in 1994 at a new competitive center approximately four miles from the Marshall's at East Lake Shopping Center. Marshall's sales at East Lake have been relatively strong and their management has confirmed that they plan to keep the East Lake store open through at least 1997. However, there can be no assurances that such plans are not subject to change. The initial term of the Marshall's lease at East Lake runs through January 31, 2003. Notwithstanding their obligation under the lease agreement, the loss of the center's only anchor tenant could have serious adverse effects on management's ability to retain its other tenants and to lease vacant space. Management continues to monitor this situation closely. Management is also monitoring the operating performance of a 3,000 square foot tenant which has indicated that unless it experiences strong holiday sales it may be unable to continue its operations beyond the scheduled expiration of its lease agreement in May 1996.

    The occupancy level at the wholly-owned Mercantile Tower Office Building had increased to 67% at August 31, 1995, up from 59% as of August 31, 1994. However, the pace of the lease-up has been below management's expectations. Furthermore, subsequent to year-end the occupancy level has declined to 62% with the loss of several small tenants. With significant vacancy remaining in the downtown Kansas City office market, management is finding it difficult to obtain economically viable lease terms from the limited number of tenants which are looking to lease space in this market. During fiscal 1994, the Partnership closed on a $2 million line of credit which was to be used to pay for the majority of the required tenant improvement and capital enhancement costs expected to be incurred to achieve a stabilized occupancy level. This nonrecourse, fully amortizable line of credit is payable with interest at 1% over prime, and has a 7-year term with interest-only payments in the first year. Monthly payments due under the borrowing agreement began to include scheduled principal amortization effective in March 1995. The line of credit borrowings are collateralized by a first lien against the Mercantile Tower property, which includes an adjoining parking facility. The draw period has a 2-year term which ends in March 1996, and draw downs under the line of credit can only be made in connection with costs associated with signed leases and contracts for capital improvements. As of August 31, 1995, the Partnership had drawn approximately $1,415,000 under the line of credit. With leasing activity at a standstill as of the fourth quarter of fiscal 1995, it now appears likely that the Partnership will not draw down the entire $2,000,000 balance of the line of credit before the expiration of the draw period. In order to achieve its leasing goals, management may need to request an extension of the draw period. However, there are no assurances that the lender would agree to such a request or that the Partnership will be able to successfully secure leases with new tenants which would be necessary to achieve such goals. Stabilizing the Mercantile Tower property remains the primary goal of management, which is presently analyzing alternative operating strategies in light of the current market conditions. Until a stabilized occupancy level is achieved, the Partnership's investment in Mercantile Tower is not expected to generate any significant excess cash flow.

   At August 31, 1995, the Partnership had available cash and cash equivalents of $5,379,000. Such balance includes the proceeds received in August 1995 from the prepayment of the Harbour Bay Plaza loan and the sale of the underlying land. Such proceeds, in the aggregate amount of $3.8 million, were paid out to the Limited Partners subsequent to year-end, on October 13, 1995. The remaining balance of cash and cash equivalents will be used for the Partnership's working capital requirements and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's real estate and mortgage loan investments, repayment of the Partnership's mortgage loans receivable and the proceeds from the sales or refinancings of the underlying land, the operating investment property and the joint venture investment property. The Partnership began implementing small increases in the quarterly distribution rate to the Limited Partners commencing with the payment made in October 1994 for the quarter ended August 31, 1994. The distribution rate was increased to 2.5% per annum on remaining invested capital during the third quarter of fiscal 1995. The distribution rate is expected to stabilize at 2.5% pending the completion of the Eden West prepayment transaction discussed further above. In the event that this potential prepayment transaction is completed and the net proceeds are returned to the Limited Partners, the Partnership's quarterly distribution rate on remaining invested capital may have to be adjusted downward to reflect the reduction in cash flows which would result from such a transaction.


RESULTS OF OPERATIONS1995 Compared to 1994

     For the year ended August 31, 1995, the Partnership reported net income of $645,000 as compared to a net loss of $384,000 recognized in fiscal 1994. This change in the Partnership's net operating results was primarily due to a provision for possible investment loss of $1,200,000 recognized in fiscal 1994 due to a decline in management's estimate of the fair value of the Mercantile Tower property. The gain of $211,000 recognized in fiscal 1995 on the sale of the Harbour Bay Plaza land offset a decline of $214,000 in mortgage interest income and land rent compared to fiscal 1994. The fiscal 1994 revenues include income from the Howard Johnson's investments through April 1, 1994, the date of the sale. A decline in the provision for possible uncollectible amounts of $135,000 also contributed to the favorable change in the Partnership's net operating results for fiscal 1995. In both years, the provision reflects the accrued but unpaid interest due under the modified terms of The Timbers mortgage loan. In fiscal 1995, the Partnership collected an additional $178,000 from the owner of The Timbers which was offset against the current year provision. A recovery of bad debt of $292,000 recorded in fiscal 1994 partly offset the favorable changes in net operating results. This recovery related to the Howard Johnson's prepayment transaction, in which the Partnership recovered an amount of previously reserved mortgage interest and land rent receivable.

     A decline of $28,000 in the net loss recognized from the operations of the wholly-owned Mercantile Tower property offset a decline of $25,000 in the net income from the Marshall's at East Lake joint venture in fiscal 1995. Revenues from Mercantile Tower were higher for the twelve months ended August 31, 1995 as a result of the occupancy gains achieved over the past year. The net operating results of the Mercantile Tower Office Building in fiscal 1995 and 1994 include the costs of the improvements and leasing costs incurred at the property. As a result of the Partnership's accounting policy with regard to its investment properties held for sale, all costs associated with holding the asset are expensed as incurred. The Partnership's share of venture's income decreased in fiscal 1995 due to lower rental revenues at the Marshall's at East Lake Shopping Center as a result of a decline in effective rental rates over the past two fiscal years as well as a decrease in cost recoveries.

1994 Compared to 1993

   For the year ended August 31, 1994, the Partnership reported a net loss of $384,000 as compared to net income of $759,000 recognized in fiscal 1993. This unfavorable change in the Partnership's net operating results was primarily due to a decline in mortgage interest income and land rent, along with an increase in property operating expenses at the Mercantile Tower property which is reflected in the income (loss) from investment property held for sale. The decrease in mortgage interest income and land rent resulted primarily from the foreclosure of the Mercantile Tower Office Building on April 12, 1993. This resulted in a combined reduction in interest income and land rent of $426,000 for the year ended August 31, 1994. Also contributing to the decrease in mortgage interest and ground rent was the sale of the Howard Johnson's Motor Lodge effective April 1, 1994. The Partnership recorded only seven months of mortgage interest and ground rent in fiscal 1994, as compared to twelve months in fiscal 1993. The net operating results of the Mercantile Tower Office Building in fiscal 1994 included the costs of the improvements implemented by the management company prior to obtaining the line of credit referred to above, as well as certain leasing costs incurred in the fourth quarter subsequent to obtaining the credit line. As a result of the Partnership's accounting policy with regard to its investment properties acquired through foreclosures, all costs associated with holding the asset are expensed as incurred. The Partnership also recognized a provision for possible investment loss of $1,200,000 in fiscal 1994 due to a decline in management's estimate of the fair value of the Mercantile Tower property. Such provision exceeded the $1 million loss recorded in fiscal 1993 to write down the carrying value of the property as of the date of foreclosure. In addition, the Partnership's share of venture's income decreased by $32,000 in fiscal 1994 due to a decline in rental revenues at Marshall's at East Lake as a result of the decline in occupancy and effective rental rates.

   The unfavorable changes in the Partnership's operations were partially offset by the receipt of accrued interest owed on the Howard Johnson's mortgage loan in the amount of approximately $292,000 at the time of the repayment in fiscal 1994. The accrued interest had been fully reserved for in fiscal 1993, accordingly, was recorded as a recovery of bad debt in fiscal 1994.
Furthermore, the provision for possible uncollectible amounts decreased by approximately $253,000 in fiscal 1994 due to the foreclosure of the Mercantile Tower Office Building and the sale of the Howard Johnson's Motor Lodge. During fiscal 1993, the Partnership was reflecting interest income and a corresponding reserve due to the default status of the mortgage loans secured by these investments. Also offsetting the adverse change in net operating results were declines in management fees and general and administrative expenses during fiscal 1994. General and administrative expenses decreased by approximately $59,000 mainly due to a decline in legal fees. Legal fees were higher in fiscal 1993 due to costs incurred in connection with the borrower defaults on the Mercantile Tower and Howard Johnson's investments.

1993 Compared to 1992

   The Partnership's net income decreased by $1,463,000 for the year ended August 31, 1993 in comparison to fiscal 1992 mainly because the Partnership recorded a loss on foreclosure of the Mercantile Tower Office Building of $1,000,000 and experienced a decline in mortgage interest income and land rent in fiscal 1993. The loss on foreclosure represented an adjustment to reduce the carrying value of the investment in the Mercantile Tower property to management's estimate of its fair value, net of selling expenses, at the time of foreclosure. The combined balance of the Partnership's mortgage loan and land investments in Mercantile Tower was $10,500,000 prior to foreclosure. Based on an independent appraisal of the property, management estimated that the property's fair value, net of selling expenses, was $9,500,000. The decrease in mortgage interest income and land rent resulted primarily from the foreclosure of the Mercantile Tower Office Building on April 12, 1993, as discussed above. This resulted in a combined reduction in interest income and land rent of $829,000. Also, contributing to the decrease was the third modification agreement of the Howard Johnson's mortgage loan effective in May of 1993. The agreement reduced the effective interest rate on the note from 8.955% per annum to 5.91% per annum and resulted in a decrease in interest income of $51,000. Also contributing to the decline in net income was an increase in general and administrative expenses primarily due to legal fees incurred in fiscal 1993 associated with the defaults by the borrowers of the Mercantile Tower and Howard Johnson's mortgage loans.

   The effect of these items on net income in the year ended August 31, 1993 was partially offset by the income recorded from the Mercantile Tower building after foreclosure of $163,000. Also, the provision for possible uncollectible amounts decreased by $215,000 in fiscal 1993 mainly because the Partnership stopped accruing interest on the Mercantile Tower mortgage loan once its was deemed likely that the default would not be cured. Also partially offsetting the decrease in net income during fiscal 1993 was a decline of $55,000 in management fees. The decline in the management fees resulted from the reduction in the Partnership's annual distribution rate, upon which such fees are based.

Inflation

   The Partnership completed its thirteenth full year of operations in 1995, and the effects of inflation and changes in prices on revenues and expenses to date have not been significant.
   The impact of inflation in future periods may be offset, in part, by an increase in revenues because the Partnership's land leases provide for additional rent based upon increases in the revenues of the related operating properties which would be expected to rise with inflation. Revenues from the Mercantile Tower Office Building and Marshall's at East Lake Shopping Center would also be expected to rise with inflation due to the tenant leases which contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales and property operating expenses. Such increases in revenues would be expected to at least partially offset the increases in Partnership and property operating expenses resulting from inflation. As noted above, the wholly-owned Mercantile Tower Office Building currently has a significant amount of unleased space. During a period of significant inflation, increased operating expenses attributable to space which remained unleased at such time would not be recoverable and would adversely affect the Partnership's net cash flow.

Item 8.  Financial Statements and Supplementary Data

   The financial statements and supplementary data are included under Item 14 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.                                    PART III

Item 10.  Directors and Executive Officers of the Partnership

   The Managing General Partner of the Partnership is Second Qualified Properties, Inc., a Delaware corporation, which is a wholly-owned subsidiary of PaineWebber. The Associate General Partner of the Partnership is Properties Associates, a Massachusetts general partnership, certain general partners of which are also officers of the Adviser and the Managing General Partner. The Managing General Partner has overall authority and responsibility for the Partnership's operations, however, the day-to-day business of the Partnership is managed by the Adviser pursuant to an advisory contract.

   (a) and (b) The names and ages of the directors and executive officers of the Managing General Partner of the Partnership are as follows:

                                                                  Date elected
     Name                  Office                         Age     to Office

Lawrence A. Cohen   President and Chief Executive Officer 42       1/30/89
Albert Pratt        Director                              84       2/2/82 *
J. Richard Sipes    Director                              48       6/9/94
Walter V. Arnold    Senior Vice President and Chief
                      Financial Officer                   48       10/29/85
James A. Snyder     Senior Vice President                 50       7/6/92
John B. Watts III   Senior Vice President                 42       6/6/88
David F. Brooks     First Vice President and
                      Assistant Treasurer                 53       2/2/82 *
Timothy J. Medlock  Vice President and Treasurer          34       6/1/88
Thomas W. Boland    Vice President                        33       12/1/91
Dorothy F. Haughey  Secretary                             69       2/2/82 **

  The date of incorporation of the Managing General Partner.

   (c) There are no other significant employees in addition to the directors and executive officers mentioned above.

   (d) There is no family relationship among any of the foregoing directors and executive officers of the Managing General Partner of the Partnership. All of the foregoing directors and executive officers have been elected to serve until the annual meeting of the Managing General Partner.

   (e) All of the directors and officers of the Managing General Partner hold similar positions in affiliates of the Managing General Partner, which are the corporate general partners of other real estate limited partnerships sponsored by PWI, and for which Paine Webber Properties Incorporated serves as the Adviser. The business experience of each of the directors and executive officers of the Managing General Partner is as follows:

   Lawrence A. Cohen is President and Chief Executive Officer of the Managing General Partner and President and Chief Executive Officer of the Adviser which he joined in January 1989. He is a also member of the Board of Directors and the Investment Committee of the Adviser. From 1984 to 1988, Mr. Cohen was First Vice President of VMS Realty Partners where he was responsible for origination and structuring of real estate investment programs and for managing national broker-dealer relationships. He is a member of the New York Bar and is a Certified Public Accountant.

   Albert Pratt is a Director of the Managing General Partner, a Consultant of PWI and a General Partner of the Associate General Partner. Mr. Pratt joined PWI as Counsel in 1946 and since that time has held a number of positions including Director of both the Investment Banking Division and the International Division, Senior Vice President and Vice Chairman of PWI and Chairman of PaineWebber International, Inc.


   J. Richard Sipes is a Director of the Managing General Partner and a Director of the Adviser. Mr. Sipes is an Executive Vice President at PaineWebber. He joined the firm in 1978 and has served in various capacities within the Retail Sales and Marketing Division. Before assuming his current position as Director of Retail Underwriting and Trading in 1990, he was a Branch Manager, Regional Manager, Branch System and Marketing Manager for a PaineWebber subsidiary, Manager of Branch Administration and Director of Retail Products and Trading. Mr. Sipes holds a B.S. in Psychology from Memphis State University.

   Walter V. Arnold is a Senior Vice President and Chief Financial Officer of the Managing General Partner and a Senior Vice President and Chief Financial Officer of the Adviser which he joined in October 1985. Mr. Arnold joined PWI in 1983 with the acquisition of Rotan Mosle, Inc. where he had been First Vice President and Controller since 1978, and where he continued until joining the Adviser. Mr. Arnold is a Certified Public Accountant licensed in the state of Texas.

   James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President and Member of the Investment Committee of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

   John B. Watts III is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser which he joined in June 1988. Mr. Watts has had over 16 years of experience in acquisitions, dispositions and finance of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

   David F. Brooks is a First Vice President and Assistant Treasurer of the Managing General Partner and a First Vice President and an Assistant Treasurer of the Adviser. Mr. Brooks joined the Adviser in March 1980. From 1972 to 1980, Mr. Brooks was an Assistant Treasurer of Property Capital Advisors, Inc. and also, from March 1974 to February 1980, the Assistant Treasurer of Capital for Real Estate, which provided real estate investment, asset management and consulting services.

   Timothy J. Medlock is a Vice President and Treasurer of the Managing
General Partner and a Vice President and Treasurer of the Adviser which he joined in 1986. From June 1988 to August 1989, Mr. Medlock served as the Controller of the Managing General Partner and the Adviser. From 1983 to 1986, Mr. Medlock was associated with Deloitte Haskins & Sells. Mr. Medlock graduated from Colgate University in 1983 and received his Masters in Accounting from New York University in 1985.

   Thomas W. Boland is a Vice President of the Managing General Partner and a Vice President and Manager of Financial Reporting of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

   Dorothy F. Haughey is Secretary of the Managing General Partner, Assistant Secretary of PaineWebber and Secretary of PWI. Ms. Haughey joined PaineWebber in 1962.

   (f) None of the directors and officers was involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a director or officer.

   (g) Compliance With Exchange Act Filing Requirements: The Securities Exchange Act of 1934 requires the officers and directors of the Managing General Partner, and persons who own more than ten percent of the Partnership's limited partnership units, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent beneficial holders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

   Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended August 31, 1995 all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

   The directors and officers of the Partnership's Managing General Partner receive no current or proposed renumeration from the Partnership.

   The Partnership is required to pay certain fees to the Adviser and the General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described in
Item 13.

  The Partnership has paid cash distributions to the Unitholders on a quarterly basis at rates ranging from 8.5% to approximately 2% per annum on remaining invested capital over the past five years. However, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   (a) The Partnership is a limited partnership issuing Units of Limited Partnership Interest, not voting securities. All the outstanding stock of the Managing General Partner, Second Qualified Properties, Inc., is owned by PaineWebber. Properties Associates, the Associate General Partner, is a Massachusetts general partnership, general partners of which are also officers of the Adviser and the Managing General Partner. Properties Associates is the Initial Limited Partner of the Partnership and owns 5 Units of Limited Partnership Interest in the Partnership. No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

   (b) Neither the directors and officers of the Managing General Partner nor the general partners of the Associate General Partner, individually own any Units of limited partnership interest of the Partnership. No director or officer of the Managing General Partner nor the general partner of the Associate General Partner possesses a right to acquire beneficial ownership of Units of Limited Partnership Interest of the Partnership.

   (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

   The Managing General Partner of the Partnership is Second Qualified Properties, Inc., a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber"). The Associate General Partner is Properties Associates, a Massachusetts general partnership, certain general partners of which are also officers of the Managing General Partner and PaineWebber Properties Incorporated. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by PaineWebber Properties Incorporated (the "Adviser") pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber.

   The General Partners, the Adviser and PWI receive fees and compensation determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.

   In connection with investing Partnership capital, the Adviser received acquisition fees paid by the borrowers and sellers aggregating approximately 3% of the gross proceeds of the offering. The Adviser may receive a real estate brokerage commission, in an amount not yet determinable, upon the disposition of certain Partnership investments.

   All distributable cash, as defined, for each fiscal year will be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners. Residual proceeds resulting from disposition of Partnership investments will be distributed, generally, 85% to the Limited Partners and 15% to the General Partners, after the prior receipt by the Limited Partners of their original capital contributions and a cumulative annual return based upon a formula related to U.S. Treasury Bill interest rates, as defined in the Partnership Agreement.

   Pursuant to the terms of the Partnership Agreement, any taxable income or tax loss of the Partnership will be allocated 99% to the Limited Partners and 1% to the General Partners. Allocations of the Partnership's net income or loss for financial accounting purposes have been made in conformity with the allocations of taxable income or loss. Taxable income or tax loss arising from disposition of Partnership investments will be allocated to the Limited and General Partners generally as residual proceeds are distributed.

   Under the advisory contract, the Adviser has specific management responsibilities; to administer the day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the General Partners. The Adviser is paid a basic management fee (6% of adjusted cash flow) and an incentive management fee (3% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 10% based upon their adjusted capital contribution) for services rendered. The Adviser earned basic management fees of $45,000 for the year ended August 31, 1995. No incentive management fees have been earned to date.

     An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended August 31, 1995 is $176,000 representing reimbursements to this affiliate for providing such services to the Partnership.

The Partnership uses the services of Mitchell Hutchins Institutional
Investors, Inc. (`Mitchell Hutchins'') for the managing of cash assets.
Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the year ended August 31, 1995. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

                                   PART IV



Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)   The following documents are filed as part of this report:

         (1) and (2)    Financial Statements and Schedules:

               The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedules at page F-1.

               Financial statements for the properties securing the Partnership's mortgage loans have not been included since the Partnership has no contractual right to the information and cannot otherwise practicably obtain the information.

         (3)   Exhibits:

               The exhibits listed on the accompanying index to exhibits at page IV-3 are filed as part of this Report.

   (b) In September 1995 a Form 8-K was filed by the registrant reporting the prepayment of the Harbour Bay Plaza loan and the purchase of the underlying land.

   (c)   Exhibits

               See (a)(3) above.
   (d)   Financial Statement Schedules

        The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedules at page F-1.











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


                           PAINE WEBBER QUALIFIED PLAN
                           PROPERTY FUND TWO, LP


                           By:  Second Qualified Properties, Inc.
                              Managing General Partner



                           By:  /s/ Lawrence A. Cohen
                              Lawrence A. Cohen
                              President and Chief Executive Officer


                           By:  /s/ Walter V. Arnold
                              Walter V. Arnold
                              Senior Vice President and Chief
                              Financial Officer


                           By:  /s/ Thomas W. Boland
                              Thomas W. Boland
                              Vice President

Dated: November 27, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.



By:  /s/ Albert Pratt                   Date: November 27, 1995
   Albert Pratt
   Director


By: /s/ J. Richard Sipes           Date: November 27, 1995
   J. Richard Sipes
   Director






                           ANNUAL REPORT ON FORM 10-K
                                 ITEM 14(A)(3)

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP


                               INDEX TO EXHIBITS
                                                     PAGE NUMBER IN THE REPORT
EXHIBIT NO. DESCRIPTION OF DOCUMENT                  OR OTHER REFERENCE

(3) and (4) Prospectus of the Registrant              Filed with the Commission
            dated July 1, 1982, supplemented,         pursuant to Rule 424(c)
            with particular reference to the          and incorporated herein by
            Restated Certificate and Agreement        reference.
            Limited Partnership.


(10)        Material contracts previously filed as    Filed with the Commission
            exhibits to registration statements and   pursuant to Section 13 or
            amendments thereto of the registrant      15(d) of the Securities
            together with all such contracts filed    Exchange Act of 1934 and
            as exhibits of previously filed Forms     incorporated
            8-K and Forms 10-K are hereby             herein by reference.
            incorporated herein by reference.


(13)        Annual Reports to Limited Partners        No Annual Report for the
                                                      year ended August 31, 1995
                                                      has been sent to the
                                                      Limited Partners.  An
                                                      Annual Report will be sent
                                                      to the Limited Partners
                                                      subsequent to
                                                      this filing.


                         ANNUAL REPORT ON FORM 10-K
                        ITEM 14(A)(1) AND (2) AND 14(D)

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                          Reference

PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP:

  Report of independent auditors                          F-2

  Report of independent auditors relating to
     Marshall's at East Lake Partnership                  F-3

  Balance sheets as of August 31, 1995 and 1994           F-4

  Statements of operations for the years ended
     August 31, 1995, 1994 and 1993                       F-5

  Statements of changes in partners' capital (deficit)
    for the years ended August 31, 1995, 1994 and 1993    F-6

  Statements of cash flows for the years ended
    August 31, 1995, 1994 and 1993                        F-7

  Notes to financial statements                           F-8

  Financial statement schedules:

    Schedule III - Real Estate Owned                     F-18
    Schedule IV - Investments in Mortgage Loans
     on Real Estate                                      F-19


  Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.






                         REPORT OF INDEPENDENT AUDITORS




The Partners of
Paine Webber Qualified Plan Property Fund Two, LP:

   We have audited the accompanying balance sheets of Paine Webber Qualified Plan Property Fund Two, LP as of August 31, 1995 and 1994, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended August 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of Marshall's at East Lake Partnership (an unconsolidated venture). The Partnership's equity investment in Marshall's at East Lake Partnership totalled $3,198,000 and $3,253,000 as of August 31, 1995 and 1994, respectively, and the Partnership's share of the net income of Marshall's at East Lake Partnership totalled $143,000, $168,000 and $201,000 for the years ended August 31, 1995, 1994 and 1993, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Marshall's at East Lake Partnership, is based solely on the report of the other auditors.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber Qualified Plan Property Fund Two, LP at August 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                   /s/ ERNST & YOUNG
                                   ERNST & YOUNG LLP


Boston, Massachusetts
November 20, 1995






SMITH & RADIGAN
Certified Public Accountants

                                    Suite 675 Ashford Perimeter
                               4151 Ashford-Dunwoody Road, N.E.
                                    Atlanta, Georgia 30319-1462


                          INDEPENDENT AUDITORS' REPORT

The Partners of
Marshall's at East Lake Partnership:

   We have audited the balance sheets of Marshall's at East Lake Partnership as of August 31, 1995 and 1994, and the related statements of income, partners' capital and cash flows for the years then ended (not presented herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above (not presented herein) present fairly, in all material respects, the financial position of Marshall's at East Lake Partnership as of August 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                   /s/ Smith & Radigan
                                   SMITH & RADIGAN


Atlanta, Georgia
September 28, 1995



               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                                 BALANCE SHEETS
                            August 31, 1995 and 1994
                      (In Thousands, except per Unit data)

                                     ASSETS
                                                      1995            1994
Real estate investments:
   Land                                           $    1,000         $ 1,750
   Mortgage loans, net                                 7,327          10,177
   Investment in joint venture, at equity              3,198           3,253
   Investment property held for sale,
      net of allowance for possible
      investment loss of $1,200                        8,300           8,300
                                                      19,825          23,480

Cash and cash equivalents                              5,379           1,042
Tax and insurance escrow                                 197             188
Interest and other receivables                            90             286
Prepaid expenses                                          15              14
                                                   $  25,506        $ 25,010

                       LIABILITIES AND PARTNERS' CAPITAL


Accrued real estate taxes                       $        183      $      170
Accounts payable and accrued expenses                     95             246
Accounts payable - affiliates                             12              11
Tenant security deposits and other liabilities            56              48
Note payable                                           1,311             604
      Total liabilities                                1,657           1,079

Partners' capital:
 General Partners:
   Capital contributions                                   1               1
   Cumulative net income                                 282             275
   Cumulative cash distributions                        (316)           (308)
 Limited Partners ($1,000 per Unit, 36,241
    Units issued):
   Capital contributions, net of offering costs       32,906          32,906
   Cumulative net income                              27,851          27,212
   Cumulative cash distributions                     (36,875)        (36,155)
      Total partners' capital                         23,849          23,931
                                                  $   25,506       $  25,010






                            See accompanying notes.


               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                            STATEMENTS OF OPERATIONS
               For the years ended August 31, 1995, 1994 and 1993
                      (In Thousands, except per Unit data)

                                             1995          1994        1993
REVENUES:
   Interest from mortgage loans          $     1,477      $1,612      $2,156
   Land rent                                     203         282         423
   Interest and other income                      67          51           9
   Recovery of bad debt                            -         292           -
                                               1,747       2,237       2,588

EXPENSES:
   Management fees                                45          42          99
   General and administrative                    438         411         471
   Provision for possible
     uncollectible amounts                       235         370         623
                                                 718         823       1,193

Operating income                               1,029       1,414       1,395

Partnership's share of venture's income          143         168         201

Gain on sale of land                             211           -           -

Investment property held for sale:
   Loss on foreclosure                             -           -      (1,000)
   Provision for possible investment loss          -      (1,200)          -
   Income (loss) from operations                (738)       (766)        163
                                                (738)     (1,966)       (837)

NET INCOME (LOSS)                        $       645    $   (384)   $    759

Net income (loss) per
   Limited Partnership Unit                   $17.60       $(10.49)     $20.72
Cash distributions per
   Limited Partnership Unit                   $19.86       $175.25      $57.50


   The above net income (loss) and cash distributions per Limited Partnership Unit are based upon 36,241 Units of Limited Partnership Interest outstanding during each year.








                            See accompanying notes.


               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               For the years ended August 31, 1995, 1994 and 1993
                                 (In Thousands)

                                            General    Limited
                                            Partners   Partners     Total


BALANCE AT AUGUST 31, 1992                  $ (8)     $32,028       $32,020

Cash distributions                           (21)      (2,084)       (2,105)

Net income                                     8          751           759

BALANCE AT AUGUST 31, 1993                   (21)      30,695        30,674

Cash distributions                            (7)      (6,352)       (6,359)

Net loss                                      (4)        (380)         (384)

BALANCE AT AUGUST 31, 1994                   (32)      23,963        23,931

Cash distributions                            (7)        (720)         (727)

Net income                                     6          639           645

BALANCE AT AUGUST 31, 1995                 $ (33)     $23,882       $23,849


















                            See accompanying notes.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                            STATEMENTS OF CASH FLOWS
               For the years ended August 31, 1995, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In Thousands)

                                               1995       1994        1993

Cash flows from operating activities:
   Net income (loss)                      $      645    $   (384)   $    759
   Adjustments to reconcile net income
     (loss) to net cash provided
     by operating activities:
      Gain on sale of land                      (211)          -           -
      Partnership's share of
       venture's income                         (143)       (168)       (201)
      Loss on foreclosure                          -           -       1,000
      Provision for possible investment loss       -       1,200           -
      Changes in assets and liabilities:
         Tax and insurance escrow                 (9)        111        (299)
         Interest and other receivables          196        (100)         17
         Prepaid expenses                         (1)         (1)        (14)
         Accrued real estate taxes                13         (94)        264
         Accounts payable and accrued
          expenses                              (151)        169          50
         Accounts payable - affiliates             1         (44)        (10)
         Tenant security deposits
          and other liabilities                    8          27          21
           Total adjustments                    (297)      1,100         828
           Net cash provided by
            operating activities                 348         716       1,587

Cash flows from investment activities:
   Proceeds received from repayment of
     mortgage loan and sale of land            3,811       5,608           -
   Distributions from joint venture              198         255         340
           Net cash provided by
             investment activities              4,009       5,863         340

Cash flows from financing activities:
   Proceeds received from issuance of
    note payable                                 811         604           -
   Principal payments on note payable           (104)          -           -
   Distributions to partners                    (727)     (6,359)     (2,105)
            Net cash used for financing
             activities                          (20)     (5,755)     (2,105)

Net increase (decrease) in cash and
   cash equivalents                            4,337         824        (178)

Cash and cash equivalents,
   beginning of year                            1,042        218         396

Cash and cash equivalents, end of year      $   5,379  $   1,042    $    218

Cash paid during the year for interest      $    105   $       4    $      -


                            See accompanying notes.

1. General

       Paine Webber Qualified Plan Property Fund Two, LP (the "Partnership") is a limited partnership organized pursuant to the laws of the State of Delaware in March 1982 for the purpose of investing in a diversified portfolio of existing income-producing real properties through land purchase-leaseback transactions and first mortgage loans. The Partnership authorized the issuance of units (the "Units") of Partnership interests, of which 36,241 (at $1,000 per Unit) were subscribed and issued between July 1, 1982 and June 30, 1983.

2. Summary of Significant Accounting Policies

     The Partnership's investments in land subject to ground leases are carried at the lower of cost or net realizable value. The net realizable value of a real estate investment held for long-term investment purposes is measured by the recoverability of the investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its current market value. None of the Partnership's land investments were held for sale as of August 31, 1995 or 1994. The Partnership has reviewed FAS No. 121 `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of''which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Partnership's financial statements.

       Mortgage loans receivable are carried at cost.   Amounts representing
   deferred interest and land rent receivable resulting from loan and ground lease modifications are fully reserved until collected. The Partnership's policy is to provide for any valuation allowances on its mortgage loan investments on a specific identification basis, principally by evaluating the market value of the underlying collateral since the loans are collateral dependent. In addition, a general loan loss reserve was recorded in fiscal 1990 in an amount equal to $990,000, reflecting management's assessment of the general credit risk applicable to the Partnership's portfolio of mortgage loan investments taken as a whole. During fiscal 1994, $542,000 of this loan loss reserve was applied against the loss incurred in conjunction with the repayment of the Howard Johnson's mortgage loan (see Note 4). The balance in the general loan loss reserve at August 31, 1995 was $448,000.

       The accompanying financial statements include the Partnership's investment in a joint venture partnership which owns one operating property. The Partnership accounts for its investment in the joint venture using the equity method because the Partnership does not have a voting control interest in the venture. Under the equity method the venture is carried at cost adjusted for the Partnership's share of the venture's earnings or losses and distributions. See Note 5 for a description of the joint venture partnership.

       Investment property held for sale represents an asset acquired by the Partnership through foreclosure proceedings on a first mortgage loan. The Partnership's policy is to carry this asset at the lower of cost or estimated fair value (net of selling expenses). The Partnership's cost basis is equal to the fair value of the asset at the date of foreclosure. Declines in the estimated fair value of the asset subsequent to foreclosure are recorded through the use of a valuation allowance. Subsequent increases in the estimated fair value of the asset result in reductions in the valuation allowance, but not below zero. All costs incurred to hold the asset are charged to expense and no depreciation expense is recorded.

       For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

       No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.


3. The Partnership Agreement and Related Party Transactions

       The Managing General Partner of the Partnership is Second Qualified Properties, Inc., a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber"). The Associate General Partner is Properties Associates, a Massachusetts general partnership, certain general partners of which are also officers of the Managing General Partner and PaineWebber Properties Incorporated. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by PaineWebber Properties Incorporated (the "Adviser") pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber.

       The General Partners, the Adviser and PWI receive fees and compensation determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.


       In connection with investing Partnership capital, the Adviser received acquisition fees paid by the borrowers and sellers aggregating approximately 3% of the gross proceeds of the offering. The Adviser may receive a real estate brokerage commission, in an amount not yet determinable, upon the disposition of certain Partnership investments.

       All distributable cash, as defined, for each fiscal year will be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners. Residual proceeds resulting from disposition of Partnership investments will be distributed, generally, 85% to the Limited Partners and 15% to the General Partners, after the prior receipt by the Limited Partners of their original capital contributions and a cumulative annual return based upon a formula related to U.S. Treasury Bill interest rates, as defined in the Partnership Agreement.

       Pursuant to the terms of the Partnership Agreement, any taxable income or tax loss of the Partnership will be allocated 99% to the Limited Partners and 1% to the General Partners. Allocations of the Partnership's net income or loss for financial accounting purposes have been made in conformity with the allocations of taxable income or loss. Taxable income or tax loss arising from disposition of Partnership investments will be allocated to the Limited and General Partners generally as residual proceeds are distributed.

       Under the advisory contract, the Adviser has specific management responsibilities; to administer the day-to-day operations of the Partner-ship, and to report periodically the performance of the Partnership to the General Partners. The Adviser is paid a basic management fee (6% of adjusted cash flow) and an incentive management fee (3% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 10% based upon their adjusted capital contribution) for services rendered. The Adviser earned basic management fees of $45,000, $42,000 and $99,000 for the years ended August 31, 1995, 1994 and 1993, respectively.
   No incentive management fees have been earned to date.   Accounts payable -
   affiliates at August 31, 1995 and 1994 includes $12,000 and $11,000, respectively, of management fees payable to the Adviser.

       Included in general and administrative expenses for the years ended August 31, 1995, 1994 and 1993 is $176,000, $161,000 and $157,000,
   respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

       The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000, $1,000 and $1,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1995, 1994 and 1993, respectively.


4. Mortgage Loan and Land Investments

       The following first mortgage loans were outstanding at August 31, 1995 and 1994 (in thousands):

                                                                       Date
                                                                       of Loan
                            Amount of Loan                             and
      Property              1995        1994     Interest Rate         Maturity

    Harbour Bay Plaza    $    -      $  2,850    11.75%                12/8/83
    Sewall's Point, FL (1)                                             12/1/95

    Eden West Apts.       3,500         3,500    Years 1 to 3 - 11%    6/6/84
    Omaha, NE                                    Years 4 to 6 - 11.25% 6/6/99
                                                 Thereafter - 11.50%

    The Timbers           6,570         6,335    11.75%                9/7/84
      Apartments (2)     (2,295)       (2,060)                         9/1/98
    Raleigh, NC           4,275         4,275

      Subtotal            7,775        10,625

    Less:  General
      loan reserve (3)     (448)         (448)
                       $  7,327       $10,177



   (1) See below for a discussion of the repayment of the Harbour Bay Plaza mortgage loan during fiscal 1995. The Partnership no longer holds any interest in this property.

   (2) See discussion below regarding interest pay rate modifications for the Timbers mortgage loan. Deferred interest is added to the principal balance of the mortgage loan receivable. The Partnership's policy is to reserve for deferred interest until collected.

   (3) The Partnership recorded a general loan loss reserve of $990,000 in 1990 (see Note 2). During fiscal 1994, $542,000 of this loan loss reserve was applied against the loss incurred in connection with the repayment of the Howard Johnson's mortgage loan (see discussion below).

       The loans are secured by first mortgages on the properties, the owner's leasehold interest in the land and an assignment of all tenant leases, where applicable. Interest is payable monthly and the principal is due at maturity.


       In relation to the above-mentioned mortgage loans, the following land purchase-leaseback transactions had also been entered into as of August 31, 1995 and 1994 (in thousands):


                               Cost of Land
                            to the Partnership
      Property             1995           1994          Annual Base Rent

 Harbour Bay Plaza (1)    $     -        $   750         $ 88,125

 Eden West Apartments         400            400         Years 1 to 3 - $44,000
                                                         Years 4 to 6 - $45,000
                                                         Thereafter - $46,000

 The Timbers Apartments       600            600         $ 70,500

                         $  1,000         $1,750


(1)See below for a discussion of the sale of the Harbour Bay Plaza's land investment during fiscal 1995. The Partnership no longer holds any interest in this property.

       The land leases have terms of 40 years. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon the gross revenues in excess of a base amount, as defined. Additional rental income of $16,000 was received from the Harbour Bay Plaza investment during the year ended August 31, 1993. No additional rent was received during fiscal 1995 or 1994. The lessees have the option to purchase the land for specified periods of time at a price based on the fair market value, as defined, but not less than the original cost to the Partnership. As of August 31, 1995, all options to purchase the land were exercisable.

       The objectives of the Partnership with respect to its mortgage loan and land investments are to provide current income from fixed mortgage interest payments and base land rents, then to provide increases to this current income through participation in the annual revenues generated by the properties as they increase above specified base amounts. In addition, the Partnership's investments are structured to share in the appreciation in value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage loans or exercise of the options to repurchase the land, the original terms of the leases called for the Partnership to receive a 37% to 52% share of the appreciation above a specified base amount. Certain original terms of the mortgage loans and ground leases have been amended by the modification agreements discussed below.

   HARBOUR BAY PLAZA

       Effective August 25, 1995, the borrower of the Harbour Bay Plaza loan repaid the Partnership's first leasehold mortgage loan secured by Harbour Bay Plaza Shopping Center and purchased the Partnership's interest in the underlying land for total consideration of $3,833,000. The principal balance of the mortgage loan was $2,850,000 plus interest accrued through August 25, 1995 of $23,000. The cost of the land was $750,000. Pursuant to the ground lease, the Partnership received $211,000 in excess of the outstanding mortgage loan and land investments as its share of the appreciation in value of the operating investment property above a specified base amount. The net proceeds from this transaction were distributed to the Limited Partners as a Special Distribution of $106 per original $1,000 investment subsequent to year-end, on October 13, 1995.


   THE TIMBERS APARTMENTS

       The Partnership had also previously agreed to modify the payment terms of the loan secured by The Timbers Apartments. Under the terms of The Timbers modification, which was effective on October 1, 1986, for a period of approximately thirty months, a portion of the interest payable was deferred and added to the principal balance. During fiscal 1989, the debt modification expired and a new modification was negotiated. The terms included an extension of the deferral period and the loan maturity to September of 1998. The amount due to the Partnership will continue to be equal to the cash flow of the property available after the payment of operating expenses not to exceed 11.75% of the note balance, but in no event less than 7.75% of the note balance. The amount deferred each year will accrue interest at the original rate of 11.75% beginning at the end of that year and the total deferred amount plus accrued interest will be payable upon maturity of the note in September of 1998.

       During fiscal 1994 and 1993, the Partnership received the minimum payments due under the note of $331,000. During fiscal 1995, the Partnership received payments totalling $509,000 toward the interest owed on the loan secured by The Timbers. Due to the Partnership's policy of reserving for deferred interest until collected, such cash payments reflect the interest income recognized in the Partnership's statements of operations for such years (net of the provision for possible uncollectible amounts). Gross interest income at the original rate of 11.75% per annum would have accrued for each of the three years ended August 31, 1995, 1994 and 1993 in the amount of $502,000 had the modifications referred to above not been necessary. The Partnership has established an allowance for possible uncollectible amounts for the cumulative amount of deferred interest owed under the Timbers modification ($2,295,000 and $2,060,000 at August 31, 1995 and 1994, respectively) due to the uncertainty as to the collection of the deferred interest from this investment.

   EDEN WEST APARTMENTS

       During the last quarter of fiscal 1995, the Partnership received notice from the Eden West borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land. The amount to be received by the Partnership as its share of the appreciation of the Eden West property has not been agreed upon to date. The terms of the Partnership's ground lease provide for the possible resolution of disputes between the parties over value issues through an arbitration process. Presently, the

   Partnership and the borrower continue to try to resolve their differences regarding the value of the property. If an agreement cannot be reached, the borrower could force the Partnership to submit to arbitration during fiscal 1996. In addition to the amount to be determined as the Partnership's share of the property's appreciation under the ground lease, the terms of the Eden West mortgage loan require a prepayment penalty which would be equal to 3.75% of the outstanding principal balance of $3,500,000. If completed, the proceeds of this transaction would be distributed to the Limited Partners. However, the transaction remains contingent on, among other things, a resolution of the value issue and the borrower obtaining sufficient financing to repay its obligations to the Partnership. Accordingly, there are no assurances that this transaction will be consummated.

   HOWARD JOHNSON'S MOTOR LODGE

       An agreement for a third modification of the Howard Johnson's mortgage loan was reached between the borrower and the Partnership during fiscal 1993. As part of the workout agreement, the borrower had until June 30, 1994 to market the property for sale. Under the agreement, the Partnership earned a blended rate of 7% per annum on the unpaid principal balance of the loan ($5,050,000) and the cost basis of the land ($1,100,000). In the event that the borrower failed to comply with the terms of this modification, the deed to the property, which was placed in escrow, was to have been released to the Partnership, resulting in a foreclosure pursuant to the terms of the first mortgage loan and a termination of the ground lease. The borrower was also required to personally guarantee payment of the mortgage interest and land rent until the property was sold or deeded back to the Partnership.
   The agreement further provided that if there had been no default, as defined, and the property was sold, all proceeds up to $5.2 million would be paid to the Partnership. Additional proceeds would go to the Partnership until delinquent debt service through April 30, 1993, as defined, was paid in full. Thereafter, any additional proceeds would be paid 25% to the Partnership and 75% to the borrower.

       Effective April 1, 1994, the borrower sold the Howard Johnson's Motor Lodge and repaid the Partnership's land and loan investments in accordance with the terms of the third modification agreement. The total net proceeds received by the Partnership amounted to approximately $5.9 million. In accordance with the third modification agreement, such proceeds included the payment of $292,000 of deferred debt service and ground rent, which had previously been fully reserved for. The remaining proceeds of approximately $5,608,000 were less than the combined carrying value of the mortgage loan and land investments of $6,150,000. The resulting deficiency, of approximately $542,000, was charged against the outstanding general loan loss reserve. Accordingly, the aforementioned transaction did not result in the recognition of a loss for financial reporting purposes in fiscal 1994. Management believes that the remaining balance of the general loan loss reserve, of approximately $448,000, is sufficient to cover any potential losses on the remaining outstanding loan investments. The Partnership retained approximately $283,000 of the net proceeds from the Howard Johnson's disposition in order to maintain adequate cash reserve balances. The remainder was paid out to the Limited Partners through a special distribution of $155 per original $1,000 investment which was made on May 25, 1994.

5. Investment in Joint Venture

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

    Since the Partnership received an equity interest in full satisfaction of its outstanding mortgage loan receivable, the transaction was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the Partnership would have recognized a loss to the extent that the face amount of the mortgage loan and the carrying value of the land exceeded the fair value of the equity interest acquired. However, management estimated that the fair value of the equity interest acquired was approximately equal to the face amount of the loan and the investment in land. Therefore, no loss was recorded at the time of the restructuring. The carrying value of the mortgage loan receivable and land comprising the Partnership's investment in Marshall's at East Lake, which totalled $3,500,000, was reclassified to investment in joint venture effective December 11, 1991. Subsequent to the restructuring, the Partnership has accounted for its equity investment as if it had acquired the interest for cash, in accordance with SFAS No. 15. Based upon the provisions of the joint venture agreement, the Partnership's investment in the Marshall's joint venture is accounted for on the equity method in the Partnership's financial statements. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of earnings, losses and distributions.


       Condensed financial statements of this joint venture follow.

                            CONDENSED BALANCE SHEET
                            August 31, 1995 and 1994
                                 (in thousands)
                                     Assets


                                                      1995            1994

  Current assets                               $          16     $        36
  Operating investment property, net                   3,162           3,226
  Other assets                                            74              78
                                                 $     3,252       $   3,340

                       Liabilities and  Partners' Capital

  Current liabilities                          $          37       $      69
  Other liabilities                                       17              18

  Partnership's share of capital                       3,198           3,253
                                                 $     3,252      $    3,340


                        CONDENSED SUMMARY OF OPERATIONS
                For the years ended August 31, 1995, 1994, 1993
                                 (in thousands)

                                               1995        1994        1993
  Rental income and
   expense reimbursements                  $     444     $   468   $     548
  Interest and other income                        2           1           1
                                                 446         469         549

  Interest expense                                 -           2           3
  Property operating expenses                    161         167         219
  Depreciation and amortization                  142         132         126
                                                 303         301         348
  Net income                              $      143     $   168   $     201

  Net income:
      Partnership's share of net income   $      143     $   168   $     201
      Co-venturer's share of net income            -           -           -
                                          $      143     $   168   $     201

    This joint venture is subject to a partnership agreement which determines the distribution of available funds, the disposition of the venture's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. Substantially all of the Partnership's investment in this joint venture is restricted as to distributions.


      A description of the operating property owned by the joint venture and the terms of the joint venture agreement are summarized below:

   MARSHALL'S AT EAST LAKE PARTNERSHIP

   Marshall's at East Lake Partnership, a Delaware general partnership ("the joint venture") was organized on December 11, 1991 by the Partnership and Oxford/Concord Associates ("Oxford"), a Georgia joint venture, to acquire, own and operate Marshall's at East Lake Shopping Center. The property, which was 97% leased as of August 31, 1995, is a 55,175 square foot shopping center on approximately 6.7 acres of land.

   The joint venture agreement provides that all taxable income for any fiscal year will, in general, be allocated to the Partnership until it has received income allocations equal to a cumulative 9% return upon its defined invested capital ($4,250,000 at August 31, 1995). Thereafter, taxable income will be allocated 80% to the Partnership and 20% to Oxford. In general, all tax losses will be allocated to the Partnership.

   The joint venture agreement also provides that cash flow, as defined, be distributed monthly to the Partnership until it has received cumulative distributions equal to a 9% return upon its defined invested capital.

   Thereafter, cash flow will be distributed 80% to the Partnership and 20% to Oxford. The Partnership received distributions from the joint venture totalling $198,000, $255,000 and $340,000 during the years ended August 31, 1995, 1994 and 1993, respectively. The Partnership would need to receive additional distributions of $439,000 to reach a cumulative non-compounded return of nine percent on its defined investment capital as of August 31, 1995. Proceeds from any capital transaction, as defined, shall be distributed first to the Partnership until it has received aggregate distributions equal to a 9% return upon its defined invested capital; second, to the Partnership until it has received an amount equal to its defined invested capital; and the balance, if any, will be distributed 80% to the Partnership and 20% to Oxford.

   The Partnership entered into a property management contract with New Market Management Company (the "Manager"), an affiliate of Oxford, for the management of the property. As compensation for management services provided to the joint venture, the Manager receives a management fee equal to 5% of gross cash receipts, as defined, subject to a monthly minimum of $2,000. Such fees amounted to $25,000, $23,000 and $29,000 for the years ended August 31, 1995, 1994 and 1993, respectively. The Partnership and Oxford must make all decisions unanimously relating to the business and affairs of the joint venture. However, the Partnership can unilaterally, without the approval of Oxford, terminate upon thirty days' written notice the current management company.

6. Investment Property Held for Sale

   MERCANTILE TOWER OFFICE BUILDING

      The Partnership assumed ownership of the Mercantile Tower office building, in Kansas City, Missouri, on April 12, 1993 through a deed-in-lieu of foreclosure action following a default under the terms of a first mortgage loan held by the Partnership. The Partnership complies with the guidelines set forth in the Statement of Position entitled "Accounting for Foreclosed Assets", issued by the American Institute of Certified Public Accountants, to account for its investment properties acquired through foreclosures. Under the Statement of Position, a foreclosed asset is recorded at the lower of cost or estimated fair value, reduced by the estimated costs to sell the asset. Cost is defined as the fair value of the asset at the date of the foreclosure. Declines in the estimated fair value of the asset subsequent to foreclosure are recorded through the use of a valuation allowance.
  Subsequent increases in the estimated fair value of the asset result in reductions in the valuation allowance, but not below zero. The combined balance of the land and the mortgage loan investment at the time title was transferred was $10,500,000. The estimated fair value of the operating property at the date of foreclosure, net of selling expenses, was $9,500,000. Accordingly, a write-down of $1,000,000 was recorded as a loss on foreclosure in the accompanying statement of operations for fiscal 1993. In fiscal 1994, the Partnership recorded a provision for possible investment loss in the amount of $1,200,000 to reflect a decline in management's estimate of the fair value of the investment property. The net carrying value of the Mercantile Tower investment property at August 31, 1995 and 1994 of $8,300,000 is classified as an investment property held for sale on the Partnership's balance sheet.

      The Partnership records income from the investment property held for sale in the amount of the difference between the property's gross revenues and property operating expenses (including leasing costs and improvement expenses), taxes and insurance. Summarized operating results for Mercantile Tower for the years ended August 31, 1995 and 1994 and the period from April 12, 1993 (the effective date of foreclosure) to August 31, 1993 is as follow (in thousands):

                                                1995      1994      1993

        Rental revenues and
         expense recoveries                    $1,654    $1,574    $ 860
        Other income                                -         2        1
                                                1,654     1,576      861

        Property operating expenses             1,993     2,044      536
        Property taxes and insurance              287       294      162
        Interest expense                          112         4        -
                                                2,392     2,342      698
        Income (loss) from investment
         property held for sale               $  (738)  $  (766)   $ 163


7. Note payable

     Note payable as of August 31, 1995 and 1994 consists of the following secured indebtedness (in thousands):

                                                    1995          1994
   Line-of-credit borrowings secured by the
   Mercantile Tower property (see Note 6).
   Draws under the line, up to a maximum of
   $2,000,000, can be made through March 15,
   1996, only to fund approved leasing and
   capital improvements costs related to the
   Mercantile Tower property.  The outstanding
   borrowings bear interest at the prime rate
   plus 1% per annum.  Interest-only payments
   were due on a monthly basis through
   February 1995.  Thereafter, monthly
   principal and interest payments are due
   through maturity on February 10, 2001.        $   1,311         $ 604


      Scheduled maturities of the outstanding debt for the next six years are as follows (in thousands):

          1996      $     225
          1997            241
          1998            241
          1999            241
          2000            241
          2001            122
                    $   1,311


8. Leases

     The Partnership leases office space at the Mercantile Tower office building under operating leases which provide for fixed minimum rents and reimbursements of certain operating costs. Rental revenues are recognized on a straight-line basis over the life of the related lease. Minimum future rental revenues to be received by the Partnership under noncancellable operating leases for the next five years and thereafter are as follows (in thousands):

          1996          $1,556
          1997           1,458
          1998           1,061
          1999             927
          2000             722
          Thereafter     2,864

                        $8,588

9. Subsequent Events

     On October 13, 1995, the Partnership distributed $191,000 to the Limited Partners and $2,000 to the General Partners for the quarter ended August 31, 1995. In addition, on that same date the Limited Partnership received a special distribution of $106 per original $1,000 investment, or $3,842,000, representing the net proceeds from the Harbour Bay Plaza prepayment transaction (see Note 4).

10.Contingencies

     The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.


Schedule III - Real Estate Owned
                    PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP
                                     August 31, 1995
                                    (In Thousands)

                                       Cost Basis of     Gross Amount at           Date of
                                       Investment to     Which Carried            Original           Size
Description        Encumbrances         Partnership (A)  at Close of Period (A)   Investment        of Investment
Office Building        $ 1,311              $10,500            $ 9,500             4/29/83           13,500 net
Kansas City, MO (1)                                                                                  rentable sq. ft.
                                                                                                     on 32,000 sq. ft.
                                                                                                     of land

Land underlying              -                  400                400             6/6/84            10.2 acres
Apartment Complex (B)
Omaha, NE

Land underlying              -                  600                600             9/7/84            18 acres
Apartment Complex (B)
Raleigh, NC
                     $   1,311              $11,500            $10,500


Notes:
     (A) These amounts represent the original cost of each investment and the gross amount at which these investments are carried on the balance sheet at August 31, 1995.  The aggregate cost for federal income tax purposes at August 31, 1995 is approximately $11,927,000.

     (B) All senior mortgages on the land investments are held by Paine Webber Qualified Plan Property Fund Two, LP.  See Schedule
       IV.

     (C) Reconciliation of real estate owned:
                                                1995            1994            1993

         Balance at beginning of year          $11,250         $12,350       $  3,850
         Acquisitions (1)                            -               -          8,500
         Dispositions (2)                         (750)         (1,100)             -
         Balance at end of year                $10,500         $11,250        $12,350

     (1) The Partnership assumed ownership of the Mercantile Tower Office Building located in Kansas City, Missouri, on April
       12, 1993 as a result of foreclosure proceedings. The balance of the mortgage note at the time title was transferred was
       $9,500,000 and the land had a cost basis to the Partnership of $1,000,000.  The Partnership recorded a $1,000,000 write-down to reflect the estimate of the property's fair value at the time of foreclosure, net of selling expenses.
       In fiscal 1994, the Partnership recorded a provision for possible investment loss in the amount of $1,200,000 to reflect a decline in management's estimate of the fair value of the investment property.  Accordingly, the net carrying value of the investment on the Partnership's balance sheet at August 31, 1995 and 1994 amounted to $8,300,000. See Note
       6 to the financial statements accompanying this Annual Report for a further discussion of these events.

     (2) See Note 4 to the financial statements for a discussion of the sales of the land underlying the Howard Johnson's Motor
       Lodge during fiscal 1994 and the sale of the land underlying the Harbour Bay Plaza Shopping Center during fiscal 1995.


Schedule IV - Investments in Mortgage Loans on Real Estate
                                      PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP
                                                          August 31, 1995
                                                           (In Thousands)
                                                                                                                 Principal
                                                                                                                 amount of
                                                                                                                 loans subject
                                                                                                     Carrying    to delinquent
                                        Final maturity          Periodic            Face amount of   amount of    principal
Description           Interest rate      Date                   payment terms       mortgage         mortgage     or interest
  FIRST MORTGAGE LOANS:
Apartment Complex         11.5%          June 6, 1999           Interest monthly,      $  3,500       $  3,500          -
Omaha, NE                                                       principal at maturity

Apartment Complex         11.75% (1)     September 1, 1998      Interest monthly,         4,275          6,570          -
Raleigh, NC                                                     principal at maturity           -       (2,295)
                                                                                          4,275          4,275
Less:  General loan loss reserve (1)                                                          -           (448)
TOTALS                                                                                $   7,775       $  7,327

                                                                 1995              1994                  1993

Balance at beginning of period                                $10,177             $14,685              $24,185
Additions during the period:
  Interest deferrals, net (1)                                     235                 370                  331
Dispositions during the period:
  Foreclosures                                                      -                   -               (9,500)  (2)

  Settlement of mortgage loan receivable                       (2,850)                  -                    -
  Repayment of mortgage loan, net (3)                               -              (4,508)                   -
Provision for possible uncollectible amounts (1)                 (235)               (370)                (331)
Balance at end of period                                   $    7,327             $10,177              $14,685

(1)See Note 4 to the financial statements for information regarding certain valuation accounts and modifications to the payment terms associated with The Timbers (Raleigh) mortgage loans.

(2)During fiscal 1993, the Mercantile Tower mortgage loan, with a face amount of $9,500,000, was foreclosed on.  The
   Partnership assumed ownership of the Mercantile Tower Office Building, in Kansas City, Missouri, on April 12, 1993.  See
   Note 6 to the Financial Statements accompanying this Annual Report for a further discussion of these events.

(3)During fiscal 1994, the Howard Johnson Motor Lodge was sold and the Partnership's land and loan investments were repaid in accordance with the terms of the third modification agreement.  During fiscal 1995, the Harbour Bay Plaza mortgage loan was repaid.  See Note 4 to the Financial Statements accompanying this Annual Report for a further discussion of these events.
