Form 10-Q
period 1995-11-30
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO LP
filed 1996-01-11
CIK 700913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                      ----------------------------------

                                  FORM 10-Q


    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1995

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .



                       Commission File Number: 0-17146


              PAINE WEBBER  QUALIFIED  PLAN PROPERTY FUND TWO, LP
              (Exact name of registrant as specified in its charter)


Delaware                                                  04-2752249
(State or other jurisdiction of                       (I.R.S.Employer
incorporation or organization)                        Identification No.)



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

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                                BALANCE SHEETS
              November 30, 1995 and August 31, 1995 (Unaudited)
                                (In thousands)

                                    ASSETS
                                                         November 30 August 31

Real estate investments:
   Land                                                $    1,000    $  1,000
   Mortgage loans, net                                      7,327       7,327
   Investment in joint venture, at equity                   3,241       3,198
   Investment property held for sale,
     net of allowance for possible
     investment loss of $1,200                              8,300       8,300
                                                           19,868      19,825

Cash and cash equivalents                                   1,577       5,379
Tax and insurance escrow                                      245         197
Interest and other receivables                                125          90
Prepaid expenses                                               10           15
                                                         $ 21,825    $ 25,506

                      LIABILITIES AND PARTNERS' CAPITAL

Accrued real estate taxes                             $       206  $      183
Accounts payable and accrued expenses                          29          95
Accounts payable - affiliates                                  12          12
Tenant security deposits and other liabilities                 53          56
Note payable                                                1,326       1,311
Partners' capital                                          20,199      23,849
                                                         $ 21,825    $ 25,506



             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the three months ended November 30, 1995 and 1994 (Unaudited)
                                (In thousands)

                                                General        Limited
                                                Partners       Partners

Balance at August 31, 1994                       $(33)        $23,964
Cash distributions                                 (2)           (169)
Net income                                          1              54
Balance at November 30, 1994                     $(34)        $23,849

Balance at August 31, 1995                      $ (33)        $23,882
Cash distributions                                 (2)         (4,033)
Net income                                          4             381
Balance at November 30, 1995                    $ (31)        $20,230


                           See accompanying notes.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                             STATEMENTS OF INCOME
      For the  three  months   ended   November  30,  1995  and  1994
                                  (Unaudited)
                   (In thousands, except per Unit data)


                                                        1995             1994
Revenues:
   Interest from mortgage loans                    $     294           $  366
   Land rent                                              29               51
   Interest income                                        49               12
                                                         372              429

Expenses:
   Management fees                                        12               11
   General and administrative                             67               73
   Provision for possible uncollectible
     amounts                                              56               98
                                                         135              182

Operating income                                         237              247

Partnership's share of venture's
   income                                                 43               36

Income (loss) from operations of
   investment property held for sale, net                105             (228)

Net income                                           $   385        $      55

Net income per Limited
  Partnership Unit                                    $  10.53           $1.49

Cash distributions per Limited
  Partnership Unit                                     $111.28           $4.65




   The above net income and cash distributions per Limited Partnership Unit are based upon the 36,241 Units of Limited Partnership Interest outstanding during each period.











                           See accompanying notes.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                           STATEMENTS OF CASH FLOWS
      For the three  months ended  November  30, 1995 and 1994  (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
                                (In thousands)

                                                        1995            1994

Cash flows from operating activities:
  Net income                                        $   385            $   55
  Adjustments to reconcile net income to
  net cash provided by operating activities:
   Partnership's share of venture's income              (43)              (36)
   Changes in assets and liabilities:
     Tax and insurance escrow                           (48)              (45)
     Interest and other receivables                     (35)              176
     Prepaid expenses                                     5                 5
     Accrued real estate taxes                           23                (3)
     Accounts payable and accrued expenses              (66)             (145)
     Tenant security deposits                            (3)               (7)
      Total adjustments                                (167)              (55)
      Net cash provided by operating activities         218                 -

Cash flows from financing activities:
  Proceeds received from issuance of note payable        67               300
  Principal payments on note payable                    (52)                -
  Distributions to partners                          (4,035)             (171)
      Net cash provided by (used for)
          financing activities                       (4,020)              129

Net increase (decrease) in cash and
 cash equivalents                                    (3,802)              129

Cash and cash equivalents, beginning of period        5,379             1,042

Cash and cash equivalents, end of period             $1,577            $1,171

Supplemental disclosure:
  Cash paid during the period for interest        $      25          $     15















                           See accompanying notes.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP
                        Notes to Financial Statements
                                 (Unaudited)


1.    General

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended August 31, 1995.

      In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2.    Related Party Transactions

      The Adviser earned basic management fees of $12,000 and $11,000 for the three-month periods ended November 30, 1995 and 1994, respectively. Accounts payable - affiliates at both November 30, 1995 and August 31, 1995 consists of management fees of $12,000 payable to the Adviser.

      Included in general and administrative expenses for three months ended November 30, 1995 and 1994 is $37,000 and $43,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the three months ended November 30, 1995 and 1994 is $2,000 and $500, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc.
for managing the Partnership's cash assets.

3.    Mortgage Loan and Land Investments

      The outstanding first mortgage loans and the cost of the related land to the Partnership at November 30, 1995 and August 31, 1995 are as follows (in thousands):

                                 Amount
      Property               of Mortgage Loan                 Cost of Land

  Eden West Apartments         $  3,500                        $    400
    Omaha, NE

  The Timbers Apartments          4,275                             600
    Raleigh, NC

  Subtotal                        7,775                           1,000
  Less: General loan reserve       (448)                              -
                                $ 7,327                         $ 1,000

      The loans are secured by first mortgages on the properties, the owner's leasehold interest in the land and an assignment of all leases, where applicable. Interest is payable monthly at rates between 11.5% and 11.75% per annum and the principal is due at maturity. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon the gross revenues in excess of a base amount, as defined. For the three-month periods ended November 30, 1995 and 1994, no additional rents were received. As discussed in the Annual Report, the lessees have the option to purchase the land for specified periods of time at a price based on fair market value, as defined, but not less than the original cost to the Partnership. As of November 30, 1995, all of the options to purchase the land were exercisable.

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

      Eden West Apartments

      During the last quarter of fiscal 1995, the Partnership received notice from the Eden West borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land. The amount to be received by the Partnership as its share of the appreciation of the Eden West property has not been agreed upon to date. The terms of the Partnership's ground lease provide for the possible resolution of disputes between the parties over value issues through an arbitration process. Presently, the Partnership and the borrower continue to try to resolve their differences regarding the value of the property. If an agreement cannot be reached, the borrower could require the
Partnership to submit to arbitration during fiscal 1996. In addition to the amount to be determined as the Partnership's share of the property's appreciation under the ground lease, the terms of the Eden West mortgage loan require a prepayment penalty which would be equal to 3.75% of the outstanding principal balance of $3,500,000. If completed, the proceeds of this transaction would be distributed to the Limited Partners. However, the transaction remains contingent on, among other things, a resolution of the value issue and the borrower obtaining sufficient financing to repay its obligations to the Partnership. Accordingly, there are no assurances that this transaction will be consummated.

      The Timbers Apartments

      Under the terms of the Timbers modification executed in fiscal 1989, the amount payable to the Partnership is equal to the cash flow of the property available after the payment of operating expenses, not to exceed 11.75% of the note balance, but in no event less than 7.75% of the note balance. The amount deferred each year will accrue interest at the original rate of 11.75% beginning at the end of that year and the total deferred amount plus accrued interest will be payable upon maturity of the note in September of 1998. The total balance of the principal and deferred interest receivable at November 30, 1995 and August 31, 1995 was $6,626,000 and $6,570,000, respectively. The Partnership has established an allowance for possible uncollectible amounts for the cumulative amount of deferred interest owed under the Timbers modification ($2,351,000 at November 30, 1995 and $2,295,000 at August 31, 1995) due to the uncertainty as to the collection of the deferred interest from this investment. During the quarter ended November 30, 1995, the Partnership received a payment of $54,000 from the Timbers' borrower as a partial payment of deferred interest owed.

      Harbour Bay Plaza

      On August 25, 1995, the borrower of the Harbour Bay Plaza loan repaid the Partnership's first leasehold mortgage loan secured by Harbour Bay Plaza Shopping Center and purchased the Partnership's interest in the underlying land for total consideration of $3,833,000. The principal balance of the mortgage loan was $2,850,000 plus interest accrued through August 25, 1995 of $23,000. The Partnership's cost basis in the land was $750,000. Pursuant to the ground lease, the Partnership received $211,000 in excess of the outstanding mortgage loan and land investments as its share of the appreciation in value of the operating investment property above a specified base amount. The net proceeds from this transaction were distributed to the Limited Partners as a Special Distribution of $106 per original $1,000 investment on October 13, 1995. 4. Investment in Joint Venture

      As discussed in the Annual Report, on June 12, 1990, the borrower of the mortgage loan secured by the Marshalls at East Lake Shopping Center,
Oxford/Concord Associates, filed a Chapter 11 petition with the United States Bankruptcy Court for the Northern District of Georgia. On November 14, 1990, the Bankruptcy Court ordered that both the Partnership and the borrower submit plans for the restructuring of the mortgage loan and ground lease agreements. During fiscal 1991, the Partnership and the borrower reached a settlement agreement which involved the formation of a joint venture to own and operate the property on a go-forward basis. The formation of the joint venture was approved by the Bankruptcy Court and became effective in December of 1991. The Partnership contributed its rights and interests under its mortgage loan to the joint venture and the loan was extinguished. In addition, the Partnership contributed the land underlying the operating property to the joint venture and the related ground lease was terminated. Oxford/Concord Associates contributed all of its rights, title and interest in and to the improvements, subject to the Partnership's loan, to the joint venture.

      Since the Partnership received an equity interest in full satisfaction of its outstanding mortgage loan receivable, the transaction was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the Partnership would have recognized a loss to the extent that the face amount of the mortgage loan and the carrying value of the land exceeded the fair value of the equity interest acquired. However, management estimated that the fair value of the equity interest acquired was approximately equal to the face amount of the loan and the investment in land. Therefore, no loss was recorded at the time of the restructuring. The carrying value of the mortgage loan receivable and land comprising the Partnership's investment in Marshalls at East Lake, which totalled $3,500,000, was reclassified to investment in joint venture, effective December 11, 1991. Subsequent to the restructuring, the Partnership has accounted for its equity investment as if it had acquired the interest for cash, in accordance with SFAS No. 15. Based upon the provisions of the joint venture agreement, the Partnership's investment in the Marshalls joint venture is accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in the venture. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of earnings, losses and distributions.

      Summarized operating results of the venture for the three-month periods ended November 30, 1995 and 1994 are as follows (in thousands):

                                                         1995           1994
   Revenues:
      Rental revenues and
        expense reimbursements                        $  124           $  110

   Expenses:
      Property operating expenses                         36               35
      Real estate taxes                                    9                6
      Depreciation and amortization                       36               33
                                                          81               74
   Net income                                         $   43           $   36

   Net income:
      Partnership's share of net income              $    43          $    36
      Co-venturer's share of net income                    -                -
                                                     $    43          $    36

5.    Investment Property Held for Sale

      Mercantile Tower Office Building

      As discussed in the Annual Report, the Partnership assumed ownership of the Mercantile Tower Office Building, in Kansas City, Missouri, through a deed-in-lieu of foreclosure action on April 12, 1993 as a result of certain uncured defaults on the Partnership's mortgage loan receivable. The Partnership complies with the guidelines set forth in the Statement of Position entitled "Accounting for Foreclosed Assets", issued by the American Institute of Certified Public Accountants, to account for its investment properties acquired through foreclosures. Under the Statement of Position, a foreclosed asset is recorded at the lower of cost or estimated fair value, reduced by the estimated costs to sell the asset. Cost is defined as the fair value of the asset at the date of the foreclosure. Adjustments to the carrying value of the assets subsequent to foreclosure are recorded through the use of a valuation allowance. The combined balance of the land and the mortgage loan investment at the time title was transferred was $10,500,000. The estimated fair value of the operating property at the date of foreclosure, net of selling expenses, was $9,500,000. Accordingly, a write-down of $1,000,000 was recorded as a loss on foreclosure in fiscal 1993. An additional write-down of $1,200,000 was recorded as a provision for possible investment loss in fiscal 1994 to reflect a further decline in management's estimate of the fair value of the investment property. The net carrying value of the Mercantile Tower investment property as of November 30, 1995 and August 31, 1995, of $8,300,000, is classified as an investment property held for sale on the Partnership's balance sheets.

      The Partnership records income or loss from the investment property held for sale in the amount of the difference between the property's gross revenues and the sum of property operating expenses (including leasing costs and improvement expenses) and interest on the line of credit borrowings described in
Note 6. Summarized operating results for Mercantile Tower for the three-month periods ended November 30, 1995 and 1994 are as follows (in thousands):

                                                      1995              1994

Revenues:
   Rental revenues and expense
     recoveries                                      $  412             $ 370
   Interest and other income                              2                 2
                                                        414               372

Expenses:
   Property operating expenses                          219               521
   Interest expense                                      25                15
   Property taxes and insurance                          65                64
                                                        309               600
   Income (loss) from operations
      of investment property held
      for sale, net                                  $  105            $ (228)

6.  Note payable

   Note payable as of November 30, 1995 and August 31, 1995 consists of the following secured indebtedness (in thousands):

                                                November 30       August 31

    Line of credit borrowings secured by the Mercantile Tower property (see Note
    5). Draws under the line, up to a maximum of $2,000,000, can be made through March 15, 1996, only to fund approved leasing and capital improvement costs related to the Mercantile Tower property. The outstanding borrowings bear interest at the prime rate (8.75% at November 30, 1995) plus 1% per annum. Interest-only payments were due on a monthly basis through February 1995. Thereafter, monthly principal and interest payments are due through
    maturity on February 10, 2001.                $   1,326    $   1,311

7.    Contingencies

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

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      As previously reported, since current market interest rates for first mortgage loans are considerably lower than the rates on the Partnerships mortgage loan investments (11.5% to 11.75%), and with the increased availability of credit in the capital markets for real estate transactions, the likelihood of the Partnership's mortgage loan investments being prepaid has been high for those mortgage loans which have terms that allow for prepayment. The Harbour Bay Plaza loan became fully prepayable without penalty in January 1994. The loan secured by the Harbour Bay Plaza Shopping Center bore interest at 11.75%. On August 24, 1995, the owner of Harbour Bay Plaza repaid the Partnership's mortgage loan and purchased the underlying land. The total net proceeds received by the Partnership amounted to approximately $3.8 million. The Partnership's mortgage loan and land investments had an aggregate cost basis of $3.6 million. Pursuant to the ground lease, the Partnership received $211,000 in excess of the outstanding mortgage loan and land investments as its share of the appreciation in value of the operating investment property above a specified amount. The net proceeds from this transaction, in the amount of $106 per original $1,000 unit, were distributed to the Limited Partners on October 13, 1995.

      The mortgage loans secured by the Eden West Apartments and The Timbers Apartments bear interest at annual rates of 11.5% and 11.75%, respectively. The Eden West loan prohibited prepayment through June 1, 1994 and includes a prepayment premium for any prepayment between June 1994 and May 1998 at rates between 5% and 1.25% of the mortgage loan balance. The Timbers loan contains a prohibition against prepayment until September 1, 1997. During the last quarter of fiscal 1995, the Partnership received notice from the Eden West borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land. The amount to be received by the Partnership as its share of the appreciation of the Eden West property has not been agreed upon to date. The terms of the Partnership's ground lease provide for the possible resolution of disputes between the parties over value issues through an arbitration process. Presently, the Partnership and the borrower continue to try to resolve their differences regarding the value of the property. If an agreement cannot be reached, the borrower could require the Partnership to submit to arbitration during fiscal 1996. In addition to the amount to be determined as the Partnership's share of the property's appreciation under the ground lease, the terms of the Eden West mortgage loan require a prepayment penalty which would be equal to 3.75% of the outstanding principal balance of $3,500,000. If completed, the proceeds of this transaction would be distributed to the Limited Partners. However, the transaction remains contingent on, among other things, a resolution of the value issue and the borrower obtaining sufficient financing to repay its obligations to the Partnership. Accordingly, there are no assurances that this transaction will be consummated.

    Occupancy at the Marshalls at East Lake Shopping Center as of November 30, 1995 was 97%, up from its level of 89% as of one year earlier. In addition, subsequent to the quarter-end, a new lease was signed for the remaining 1,600 square feet of the center, bringing the occupancy level to 100%. Cash flow from the venture for fiscal 1996 is projected to increase to $272,000 as a result of the successful leasing activity during fiscal 1995. The next lease expirations are not scheduled until the spring of 1996. As previously reported, Marshalls, the center's anchor tenant, opened another store in 1994 at a new competitive center approximately four miles from the Marshalls at East Lake Shopping Center. Marshalls' sales at East Lake have been relatively strong and their management has confirmed that they plan to keep the East Lake store open through at least 1997. However, there can be no assurances that such plans are not subject to change. The initial term of the Marshalls lease at East Lake runs through January 31, 2003. Notwithstanding their obligation under the lease agreement, the loss of the center's only anchor tenant could have serious adverse effects on management's ability to retain its other tenants and to lease vacant space. Management continues to monitor this situation closely. Management is also monitoring the operating performance of a 3,000 square foot tenant which has indicated that unless it experienced strong holiday sales it may be unable to continue its operations beyond the scheduled expiration of its lease agreement in May 1996.

     The occupancy level at the wholly-owned Mercantile Tower Office Building was 62% at November 30, 1995, up from 59% as of November 30, 1994 but down from a level of 67% as of August 31, 1995. Even prior to the recent decline in occupancy, the pace of the lease-up was below management's expectations. With significant competition remaining in the downtown Kansas City office market, management is finding it difficult to obtain economically viable lease terms from the limited number of tenants which are looking to lease space in the local market. During fiscal 1994, the Partnership closed on a $2 million line of credit which was to be used to pay for the majority of the required tenant improvement and capital enhancement costs expected to be incurred to achieve a stabilized occupancy level. This nonrecourse, fully amortizable line of credit is payable with interest at 1% over prime, and has a 7-year term with interest-only payments in the first year. Monthly payments due under the borrowing agreement began to include scheduled principal amortization effective in March 1995. The line of credit borrowings are collateralized by a first lien against the Mercantile Tower property, which includes an adjoining parking facility. The draw period has a 2-year term which ends in March 1996, and draw downs under the line of credit can only be made in connection with costs associated with signed leases and contracts for capital improvements. As of November 30, 1995, the Partnership had drawn approximately $1,482,000 under the line of credit. With the recent drop-off in leasing activity, it now appears likely that the Partnership will not draw down the entire $2,000,000 balance of the line of credit before the expiration of the draw period. In order to achieve its leasing goals, the Partnership will need an extension of the draw period. During the quarter ended November 30, 1995, management approached the current lender to propose such an extension. Negotiations are ongoing at the present time. However, even if the Partnership receives the desired extension of the line of credit draw period, there are no assurances that the Partnership will be able to successfully secure leases with new tenants which would be necessary to achieve a stabilized occupancy level at the property. Stabilizing the operations of the Mercantile Tower property remains the primary goal of management, which is presently analyzing alternative operating strategies in light of the current market conditions. Until a stabilized occupancy level is achieved, the Partnership's investment in Mercantile Tower is not expected to generate any significant excess cash flow.

    At November 30, 1995, the Partnership had available cash and cash equivalents of approximately $1,577,000. Such cash and cash equivalents will be used for the Partnership's working capital requirements and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's real estate and mortgage loan investments, repayment of the Partnership's mortgage loans receivable and the proceeds from the sales or refinancings of the underlying land, the operating investment property and the joint venture investment property. The Partnership's quarterly distribution rate to the Limited Partners stabilized at 2.5% per annum on remaining invested capital as of the third quarter of fiscal 1995. The distribution rate is expected to remain at this level pending the completion of the Eden West prepayment transaction discussed further above. In the event that this potential prepayment transaction is completed and the net proceeds are returned to the Limited Partners, the Partnership's quarterly distribution rate on remaining invested capital may have to be adjusted downward to reflect the reduction in cash flows which would result from such a transaction.

Results of Operations

Three Months Ended November 30, 1995

      The Partnership's net income increased by $330,000, to $385,000, for the three months ended November 30, 1995 as compared to the same period in the prior year, primarily due to a decline in leasing costs incurred at the wholly-owned Mercantile Tower property. As a result of the Partnership's accounting policy with regard to its investment properties acquired through foreclosure, all costs associated with holding the asset are expensed as incurred. Capital enhancements costs, tenant improvement expenses and related leasing commissions were $306,000 higher in the prior year. In addition, revenues from Mercantile Tower were higher by $41,000 for the three months ended November 30, 1995, as a result of the overall increase in occupancy achieved over the past two years. The lower expenses and higher revenues at the Mercantile Tower property were partially offset by a decrease in operating income of $48,000 during the current quarter. The decrease in operating income is mainly due to a decrease in mortgage interest and land rent revenues due to the prepayment and sale transactions relative to the Harbour Bay Plaza mortgage loan and land investments during fiscal 1995.

                                   PART II
                              Other Information

Item 1. Legal Proceedings

     As discussed in the Partnership's annual report on Form 10-K for the year ended August 31, 1995, in November 1994, a series of purported class actions
(the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The status of such litigation remains unchanged at the present time. Refer to the description of the claims in the fiscal 1995 annual report for further information. The General Partners continue to believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Item 2. through 5.   NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:       NONE

(b)  Reports on Form 8-K:

     A Current Report on Form 8-K has been filed on September 8, 1995 by the registrant during the quarter reporting the sale of Harbour Bay Plaza Shopping Center.

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




Dated:  January 12, 1996