Form 10-Q
period 1996-02-29
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO LP
filed 1996-04-11
CIK 700913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q


    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 29, 1996

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

                                 BALANCE SHEETS
                February 29, 1996 and August 31, 1995 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                         February 29 August 31

Real estate investments:
   Land                                                $    1,000    $  1,000
   Mortgage loans, net                                      7,327       7,327
   Investment in joint venture, at equity                   3,287       3,198
   Investment property held for sale,
     net of allowance for possible
     investment loss of $1,200                              8,300       8,300
                                                       ----------    --------
                                                           19,914      19,825


Cash and cash equivalents                                   1,536       5,379
Tax and insurance escrow                                      249         197
Interest and other receivables                                121          90
Prepaid expenses                                                5          15
                                                       ----------    --------
                                                        $  21,825    $ 25,506
                                                        =========    ========

                        LIABILITIES AND PARTNERS' CAPITAL

Accrued real estate taxes                             $        46  $      183
Accounts payable and accrued expenses                          16          95
Accounts payable - affiliates                                  10          12
Tenant security deposits and other liabilities                 53          56
Note payable                                                1,274       1,311
Partners' capital                                          20,426      23,849
                                                        ---------   ---------
                                                         $ 21,825    $ 25,506
                                                         ========    ========



              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
  For the six months ended February 29, 1996 and February 28, 1995 (Unaudited)
                                 (In thousands)

                                                            General    Limited
                                                            Partners  Partners

Balance at August 31, 1994                                   $(33)    $23,964
Cash distributions                                             (3)       (345)
Net income                                                      1          60
                                                           ------  ----------
Balance at February 28, 1995                                 $(35)    $23,679
                                                           =======    =======

Balance at August 31, 1995                                  $ (33)    $23,882
Cash distributions                                             (4)      4,200
Net income                                                      8         773
                                                        ---------  ----------
Balance at February 29, 1996                              $   (29)   $ 20,455
                                                          ========   ========


                             See accompanying notes.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                              STATEMENTS OF INCOME
 For the three and six months ended February 29, 1996 and February 28, 1995
                                   (Unaudited)
                      (In thousands, except per Unit data)

                                      Three Months Ended      Six Months Ended
                                        February 29/28,        February 29/28,
                                     1996        1995      1996          1995
                                     ----        ----      ----          ----

Revenues:
   Interest from mortgage loans   $   293      $  366    $  587      $    731
   Land rent                           29          51        58           102
   Interest earned on short-term
     investments                       21          14        70            27
                                  -------     -------   -------       -------
                                      343         431       715           860

Expenses:
   Management fees                      8          11        20            22
   General and administrative          89         135       156           208
   Provision for possible
     uncollectible amounts            110          99       166           197
                                 --------     -------   -------       -------
                                      207         245       342           427
                                 --------     -------   -------       -------


Operating income                      136         186       373           433

Partnership's share of venture's
   income                              46          34        89            71

Income (loss) from operations of
   investment property held for
     sale, net                        214      (214)        319          (443)
                                   --------   -------   -------       -------
Net income                        $   396    $      6   $   781       $    61
                                   ======     =======   =======       =======

Net income per Limited
  Partnership Unit                  $10.82       $0.17   $ 21.33        $1.66
                                    ======       =====   =======        =====

Cash distributions per Limited
  Partnership Unit                 $  4.62       $4.86   $115.90        $9.51
                                   =======       =====   =======        =====




   The above net income and cash distributions per Limited Partnership Unit are based upon the 36,241 Units of Limited Partnership Interest outstanding during each period.








                             See accompanying notes.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                            STATEMENTS OF CASH FLOWS
        For the six months ended February 29, 1996 and February 28, 1995
                                  (Unaudited)
         Increase (Decrease) in Cash and Cash Equivalents (In thousands)

                                                        1996            1995
                                                        ----            ----

Cash flows from operating activities:
  Net income                                          $ 781           $   61
  Adjustments to reconcile net income to
  net cash provided by (used for) operating activities:
   Partnership's share of venture's income              (89)             (71)
   Changes in assets and liabilities:
     Tax and insurance escrow                           (52)             (96)
     Interest and other receivables                     (31)             142
     Prepaid expenses                                    10                9
     Accrued real estate taxes                         (137)            (124)
     Accounts payable and accrued expenses              (79)            (109)
     Accounts payable - affiliates                       (2)               1
     Tenant security deposits                            (3)               7
                                                   ---------          -------
      Total adjustments                                (383)            (241)
                                                   ---------          -------
      Net cash provided by (used for)
           operating activities                         398             (180)
                                                   ---------          -------

Cash flows from financing activities:
  Proceeds received from issuance of note payable         -               646
  Principal payments on note payable                    (37)                -
  Distributions to partners                          (4,204)             (348)
                                                   ---------          --------
      Net cash provided by (used for)
           financing activities                      (4,241)              298
                                                   ---------          --------

Net increase (decrease) in cash and
      cash equivalents                               (3,843)              118

Cash and cash equivalents, beginning of period        5,379             1,042
                                                   ---------           -------

Cash and cash equivalents, end of period           $  1,536            $1,160
                                                    ========            ======

Supplemental disclosure:
  Cash paid during the period for interest           $   57          $     42
                                                     ======          ========















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

2.    Related Party Transactions

      The Adviser earned basic management fees of $20,000 and $22,000 for the six-month periods ended February 29, 1996 and February 28, 1995, respectively. Accounts payable - affiliates at February 29, 1996 and August 31, 1995 consists of management fees of $10,000 and $12,000, respectively, payable to the Adviser.

      Included in general and administrative expenses for six months ended February 29, 1996 and February 28, 1995 is $77,000 and $88,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also  included in general and  administrative  expenses for the six months
ended   February  29,  1996  and  1995  is  $2,000  and  $1,000,   respectively,
representing fees earned by Mitchell Hutchins Institutional Investors, Inc.
for managing the Partnership's cash assets.

3.    Mortgage Loan and Land Investments

      The outstanding first mortgage loans and the cost of the related land to the Partnership at February 29, 1996 and August 31, 1995 are as follows (in thousands):

                                 Amount
      Property                of Mortgage Loan                 Cost of Land

  Eden West Apartments         $  3,500                        $    400
    Omaha, NE

  The Timbers Apartments          4,275                             600
    Raleigh, NC

  Subtotal                        7,775                           1,000
  Less: General loan reserve       (448)                              -
                               --------                         -------
                                $ 7,327                         $ 1,000
                                =======                         =======

      The loans are secured by first mortgages on the properties, the owner's leasehold interest in the land and an assignment of all leases, where applicable. Interest is payable monthly at rates between 11.5% and 11.75% per annum and the principal is due at maturity. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon the gross revenues in excess of a base amount, as defined. For the six-month periods ended February 29, 1996 and February 28, 1995, no additional rents were received. As discussed in the Annual Report, the lessees have the option to purchase the land for specified periods of time at a price based on fair market value, as defined, but not less than the original cost to the Partnership. As of February 29, 1996, all of the options to purchase the land were exercisable.

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

      Eden West Apartments

      As previously reported, the Partnership received notice during the fourth quarter of fiscal 1995 from the Eden West borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land The amount to be received by the Partnership as its share of the appreciation of the Eden West Property has not been agreed upon to date. The terms of the Partnership's ground lease provide for the possible resolution of disputes between the parties over value issues through an arbitration process. If an agreement cannot be reached, the borrower could require the Partnership to submit to arbitration during fiscal 1996. In addition to the amount to be determined as the Partnership's share of the property's appreciation under the ground lease, the terms of the Eden West mortgage loan require a prepayment penalty which would be equal to 3.75% of the outstanding principal balance of $3,500,000 through May 1996. In June 1996, the prepayment penalty declines to 2.5%. If completed, the proceeds of this transaction would be distributed to the Limited Partners. However, the transaction remains contingent on, among other things, a resolution of the value issue and the borrower obtaining sufficient financing to repay its obligations to the Partnership. Accordingly, there are no assurances that this transaction will be consummated.

      The Timbers Apartments

      Under the terms of the Timbers modification executed in fiscal 1989, the amount payable to the Partnership is equal to the cash flow of the property available after the payment of operating expenses, not to exceed 11.75% of the note balance, but in no event less than 7.75% of the note balance. The amount deferred each year will accrue interest at the original rate of 11.75% beginning at the end of that year and the total deferred amount plus accrued interest will be payable upon maturity of the note in September of 1998. The total balance of the principal and deferred interest receivable at February 29, 1996 and August 31, 1995 was $6,736,000 and $6,570,000, respectively. The Partnership has established an allowance for possible uncollectible amounts for the cumulative amount of deferred interest owed under the Timbers modification ($2,461,000 at February 29, 1996 and $2,295,000 at August 31, 1995) due to the uncertainty as to the collection of the deferred interest from this investment. During the six months ended February 29, 1996, the Partnership received $54,000 from the Timbers' borrower as a partial payment of deferred interest owed.

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

      Summarized operating results of the venture for the three and six-month periods ended February 29, 1996 and February 28, 1995 are as follows (in thousands):

                                      Three Months Ended      Six Months Ended
                                             February 29/28,
            February 29/28,
                                     1996        1995       1996         1995
                                     ----        ----       ----         ----
   Revenues:
      Rental revenues and
        expense reimbursements     $  119      $  106     $   243       $ 216

   Expenses:
      Property operating expenses      29          31          65          65
      Real estate taxes                 9           8          18          14
      Depreciation and amortization    35          33          71          66
                                 --------    --------     -------    --------
                                       73          72         154         145
                                 --------    --------     -------     -------
   Net income                     $    46     $    34     $    89     $    71
                                  =======     =======     =======     =======

   Net income:
      Partnership's share
           of net income          $    46     $    34     $    89     $    71
      Co-venturer's share
           of net income                -           -           -           -
                                  -------------------------------------------
                                  $    46     $    34     $    89     $    71
                                  =======     =======     =======     =======

5.    Investment Property Held for Sale

      Mercantile Tower Office Building

      As discussed in the Annual Report, the Partnership assumed ownership of the Mercantile Tower Office Building, in Kansas City, Missouri, through a deed-in-lieu of foreclosure action on April 12, 1993 as a result of certain uncured defaults on the Partnership's mortgage loan receivable. The Partnership complies with the guidelines set forth in the Statement of Position entitled "Accounting for Foreclosed Assets", issued by the American Institute of Certified Public Accountants, to account for its investment properties acquired through foreclosures. Under the Statement of Position, a foreclosed asset is recorded at the lower of cost or estimated fair value, reduced by the estimated costs to sell the asset. Cost is defined as the fair value of the asset at the date of the foreclosure. Adjustments to the carrying value of the assets subsequent to foreclosure are recorded through the use of a valuation allowance. The combined balance of the land and the mortgage loan investment at the time title was transferred was $10,500,000. The estimated fair value of the operating property at the date of foreclosure, net of selling expenses, was $9,500,000. Accordingly, a write-down of $1,000,000 was recorded as a loss on foreclosure in fiscal 1993. An additional write-down of $1,200,000 was recorded as a provision for possible investment loss in fiscal 1994 to reflect a further decline in management's estimate of the fair value of the investment property. The net carrying value of the Mercantile Tower investment property as of February 29, 1996 and August 31, 1995, of $8,300,000, is classified as an investment property held for sale on the Partnership's balance sheets.

      The Partnership records income or loss from the investment property held for sale in the amount of the difference between the property's gross revenues and the sum of property operating expenses (including leasing costs and improvement expenses) and interest on the line of credit borrowings described in
Note 6.

      Summarized operating results for Mercantile Tower for the three and six-month periods ended February 29, 1996 and February 28, 1995 are as follows (in thousands):

                                      Three Months Ended      Six Months Ended
                                        February 29/28,        February 29/28,
                                   1996         1995       1996         1995
                                   ----         ----       ----         ----

Revenues:
   Rental revenues and expense
     recoveries                  $  552        $ 485      $   964     $   855
   Interest and other income          5            2            7           5
                               --------     --------    ---------  ----------
                                    557          487          971         860

Expenses:
   Property operating expenses       278         606           497      1,128
   Interest expense                   32          26            57         42
   Property taxes and insurance       33          69            98        133
                               ---------     -------     ---------   --------
                                     343         701           652      1,303
                                --------      ------      --------    -------
   Income (loss) from operations
      of investment property held
      for sale, net              $   214      $ (214)      $   319     $ (443)
                                 =======      ======       =======     ======

6.  Note payable

     Note payable as of February 29, 1996 and August 31, 1995 consists of the following secured indebtedness (in thousands):

                                                February 29       August 31

Line of credit borrowings secured by the
Mercantile  Tower property (see Note 5).
Draws under the line, up to a maximum of
$2,000,000, can be made through February
28, 1998, only to fund approved  leasing
and capital improvement costs related to
the  Mercantile   Tower  property.   The
outstanding  borrowings bear interest at
the prime rate  (8.25% at  February  29,
1996) plus 1% per  annum.  Interest-only
payments  were  due on a  monthly  basis
through   February   1995.   Thereafter,
monthly  principal and interest payments
are due through maturity on February 10,
2001.                                           $   1,274        $   1,311
                                                =========        =========
7.  Contingencies

   The Partnership is involved in certain legal actions. At the present time, the General Partner is unable to estimate the impact, if any, of these matters on the Partnership's financial statements, taken as a whole.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      As previously reported, since current market interest rates for first mortgage loans are considerably lower than the rates on the Partnerships mortgage loan investments (11.5% to 11.75%), and with the continued availability of credit in the capital markets for real estate transactions, the likelihood of the Partnership's mortgage loan investments being prepaid has been high for those mortgage loans which have terms that allow for prepayment. The Harbour Bay Plaza loan became fully prepayable without penalty in January 1994. The loan secured by the Harbour Bay Plaza Shopping Center bore interest at 11.75%. On August 24, 1995, the owner of Harbour Bay Plaza repaid the Partnership's mortgage loan and purchased the underlying land. The total net proceeds received by the Partnership amounted to approximately $3.8 million. The Partnership's mortgage loan and land investments had an aggregate cost basis of $3.6 million. Pursuant to the ground lease, the Partnership received $211,000 in excess of the outstanding mortgage loan and land investments as its share of the appreciation in value of the operating investment property above a specified amount. The net proceeds from this transaction, in the amount of $106 per original $1,000 unit, were distributed to the Limited Partners on October 13, 1995.

      The mortgage loans secured by the Eden West Apartments and The Timbers Apartments bear interest at annual rates of 11.5% and 11.75%, respectively. The Eden West loan prohibited prepayment through June 1, 1994 and includes a prepayment premium for any prepayment between June 1994 and May 1998 at rates between 5% and 1.25% of the mortgage loan balance. The Timbers loan contains a prohibition against prepayment until September 1, 1997. The terms of the Partnership's ground lease provide the lessee the option to purchase the land at a price based on the fair market value, as defined. As previously reported, the Partnership received notice during the fourth quarter of fiscal 1995 from the Eden West borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land The amount to be received by the Partnership as its share of the appreciation of the Eden West Property has not been agreed upon to date. The terms of the Partnership's ground lease provide for the possible resolution of disputes between the parties over value issues through an arbitration process. If an agreement cannot be reached, the borrower could require the Partnership to submit to arbitration during fiscal 1996. In addition to the amount to be determined as the Partnership's share of the property's appreciation under the ground lease, the terms of the Eden West mortgage loan require a prepayment penalty which would be equal to 3.75% of the outstanding principal balance of $3,500,000 through May 1996. In June 1996, the prepayment penalty declines to 2.5%. If completed, the proceeds of this transaction would be distributed to the Limited Partners. However, the transaction remains contingent on, among other things, a resolution of the value issue and the borrower obtaining sufficient financing to repay its obligations to the Partnership. Accordingly, there are no assurances that this transaction will be consummated.

    Occupancy at the Marshalls at East Lake Shopping Center as of February 29, 1996 was 100%, up from its level of 92% as of one year ago. Cash flow from the venture for fiscal 1996 is projected to increase to $272,000 as a result of the recent successful leasing activity. As previously reported, Marshalls, the center's anchor tenant, opened another store in 1994 at a new competitive center approximately five miles from the Marshalls at East Lake Shopping Center. Marshalls' sales at East Lake have been relatively strong and their management has recently confirmed that they plan to keep the East Lake store open for the foreseeable future. However, there can be no assurances that such plans are not subject to change. The initial term of the Marshalls lease at East Lake runs through January 31, 2003. Management continues to monitor this situation closely. Management is also monitoring the operating performance of a 3,000 square foot tenant which has indicated that it may be unable to continue its operations beyond the scheduled expiration of its lease agreement in May 1996. Management expects this tenant to vacate the property and has begun actively marketing the space to potentially interested retailers.

     The occupancy level at the wholly-owned Mercantile Tower Office Building was 60% at February 29, 1996, down from 63% as of February 28, 1995. Even prior to the recent decline in occupancy, the pace of the lease-up was below management's expectations. With significant competition remaining in the downtown Kansas City office market, management is finding it difficult to obtain economically viable lease terms from the limited number of tenants which are looking to lease space in the local market. During fiscal 1994, the Partnership closed on a $2 million line of credit which was to be used to pay for the majority of the required tenant improvement and capital enhancement costs expected to be incurred to achieve a stabilized occupancy level. This nonrecourse, fully amortizable line of credit is payable with interest at 1% over prime, and has a 7-year term with interest-only payments in the first year. Monthly payments due under the borrowing agreement began to include scheduled principal amortization effective in March 1995. The line of credit borrowings are collateralized by a first lien against the Mercantile Tower property, which includes an adjoining parking facility. During the second quarter of fiscal 1996, the draw period, which originally had a 2-year term, was extended though February 28, 1998. Draw downs under the line of credit can only be made in connection with costs associated with signed leases and contracts for capital improvements. As of February 29, 1996, the Partnership had drawn approximately $1,482,000 under the line of credit. With the recent drop-off in leasing activity, the Partnership found it necessary to obtain the two-year extension on the draw period on the line of credit in order to achieve its leasing goals. However, even with the extension of the line of credit draw period, there are no assurances that the Partnership will be able to successfully secure leases with new tenants which would be necessary to achieve a stabilized occupancy level at the property. Stabilizing the operations of the Mercantile Tower property remains the primary goal of management, which is presently analyzing alternative operating strategies in light of the current market conditions. Until a stabilized occupancy level is achieved, the Partnership's investment in Mercantile Tower is not expected to generate any significant excess cash flow. Available cash flow, for the most part, will be reinvested in capital enhancements aimed at improving the marketability of the vacant space at the property.

    At February 29, 1996, the Partnership had available cash and cash equivalents of approximately $1,536,000. Such cash and cash equivalents will be used for the Partnership's working capital requirements and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's real estate and mortgage loan investments, repayment of the Partnership's mortgage loans receivable and the proceeds from the sales or refinancings of the underlying land, the operating investment property and the joint venture investment property.

Results of Operations
Three Months Ended February 29, 1996

      The Partnership's net income increased by $390,000, to $396,000, for the three months ended February 29, 1996, as compared to the same period in the prior year, primarily due to a decline in leasing costs incurred at the wholly-owned Mercantile Tower property. As a result of the Partnership's accounting policy with regard to its investment properties acquired through foreclosure, all costs associated with holding the asset are expensed as incurred. Capital enhancement costs, tenant improvement expenses and related leasing commissions decreased by $428,000 for the current three-month period, when compared to the same period in the prior year. In addition, revenues from Mercantile Tower were higher by $70,000 for the three months ended February 29, 1996, primarily as a result of an increase in percentage rent collected from the parking facility. The lower expenses and higher revenues at the Mercantile Tower property were partially offset by a decrease in operating income of $50,000 during the current quarter. The decrease in operating income is mainly due to a decrease in mortgage interest and land rent revenues due to the prepayment and sale transactions involving the Harbour Bay Plaza mortgage loan and land investments during fiscal 1995.

Six Months Ended February 29, 1996

      The Partnership's net income increased by $720,000, to $781,000, for the six months ended February 29, 1996, when compared to the same period in the prior year, primarily due to a $627,000 decline in capital enhancement costs, tenant improvement and leasing commission costs due to the drop in leasing activity at the wholly-owned Mercantile Tower property. As discussed above, all costs associated with holding this investment property acquired through foreclosure are expensed as incurred. In addition, revenues from Mercantile Tower were higher by $111,000 for the six months ended February 29, 1996, as a result of an overall increase in occupancy achieved over the past two years as well as the additional percentage rent collected from the parking facility. The lower expenses and higher revenues at the Mercantile Tower property were partially offset by a decrease in operating income of $60,000 during the current six-month period. The decrease in operating income resulted primarily from a decrease in mortgage interest and land rent revenues due to the prepayment and sale transactions involving the Harbour Bay Plaza mortgage loan and land investments during fiscal 1995. This decline in revenues was partially offset by an increase in interest income earned on short-term investments and a decrease in general and administrative expenses. Interest income on short-term investments increased due to higher average outstanding cash balances while general and administrative expenses decreased primarily due to a decline in certain third-party professional fees.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     As previously disclosed, Second Qualified Properties, Inc. and Properties Associates, the General Partners of the Partnership, were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in PaineWebber Qualified Plan Property Fund Two, LP. Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the General Partners cannot estimate the impact, if any, of this matter on the Partnership's financial statements, taken as a whole.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

Item 2. through 5.   NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:      NONE

(b)  Reports on Form 8-K:

     NONE

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


Dated:  April 13, 1996