Form 10-Q/A
period 1996-02-29
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO LP
filed 1996-04-12
CIK 700913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

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
                                                         ========    ========



              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
  For the six months ended February 29, 1996 and February 28, 1995 (Unaudited)
                                 (In thousands)

                                                            General    Limited
                                                            Partners  Partners

Balance at August 31, 1994                                   $(33)    $23,964
Cash distributions                                             (3)       (345)
Net income                                                      1          60
                                                             ----     -------
Balance at February 28, 1995                                 $(35)    $23,679
                                                             ====     =======

Balance at August 31, 1995                                  $ (33)    $23,882
Cash distributions                                             (4)     (4,200)
Net income                                                      8         773
                                                            -----     -------
Balance at February 29, 1996                                $ (29)    $20,455
                                                            =====     =======


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