Form 10-Q
period 1996-05-31
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO LP
filed 1996-07-10
CIK 700913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q


    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended May 31, 1996

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

                                 BALANCE SHEETS
                  May 31, 1996 and August 31, 1995 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                         May 31     August 31
                                                       ----------   ---------
Real estate investments:
   Land                                                $    1,000    $  1,000
   Mortgage loans, net                                      7,327       7,327
   Investment in joint venture, at equity                   3,212       3,198
   Investment property held for sale,
     net of allowance for possible
     investment loss of $1,200                              8,300       8,300
                                                       ----------   ---------
                                                           19,839      19,825

Cash and cash equivalents                                   1,578       5,379
Tax and insurance escrow                                      251         197
Interest and other receivables                                152          90
Prepaid expenses                                                -          15
                                                      -----------    --------
                                                      $    21,820    $ 25,506
                                                      ===========    ========

                        LIABILITIES AND PARTNERS' CAPITAL

Accrued real estate taxes                             $       115    $    183
Accounts payable and accrued expenses                          19          95
Accounts payable - affiliates                                  10          12
Tenant security deposits and other liabilities                 51          56
Note payable                                                1,214       1,311
Partners' capital                                          20,411      23,849
                                                      -----------   ---------
                                                      $    21,820    $ 25,506
                                                      ===========    ========



             STATEMENTS OF CHANGES IN PARTNERS'  CAPITAL  (DEFICIT)
           For the nine months ended May 31, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                             General   Limited
                                                             Partners  Partners
                                                             --------  --------

Balance at August 31, 1994                                   $(33)    $23,964
Cash distributions                                             (5)       (528)
Net income                                                      4         398
                                                             ----     -------
Balance at May 31, 1995                                      $(34)    $23,834
                                                             ====     =======

Balance at August 31, 1995                                   $(33)    $23,882
Cash distributions                                             (5)     (4,368)
Net income                                                      9         926
                                                             ----     -------
Balance at May 31, 1996                                      $(29)    $20,440
                                                             ====     =======


                             See accompanying notes.

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                              STATEMENTS OF INCOME
            For the three and nine months ended May 31, 1996 and 1995
                (Unaudited) (In thousands, except per Unit data)

                                    Three Months Ended      Nine  Months Ended
                                          May 31,                May 31,
                                    ------------------      ------------------
                                     1996        1995      1996          1995
                                     ----        ----      ----          ----

Revenues:
   Interest from mortgage loans    $  302      $  373    $  889      $  1,105
   Land rent                           29          51        87           153
   Recovery of bad debt                 -          14         -             -
   Interest earned on short-term
     investments                       20          17        90            44
                                   ------     -------    ------       -------
                                      351         455     1,066         1,302

Expenses:
   Management fees                     10          12        30            33
   General and administrative          84         102       240           312
   Provision for possible
     uncollectible amounts            118           -       284           183
                                  -------  ----------   -------       -------
                                      212         114       554           528
                                  -------     -------   -------       -------


Operating income                      139         341       512           774

Partnership's share of venture's
   income                              64          29       153           100

Income (loss) from operations of
   investment property held for
   sale, net                         (49)        (29)       270         (472)
                                 --------    --------    ------       ------

Net income                         $  154     $   341    $  935       $  402
                                   ======     =======    ======       ======

Net income per Limited
  Partnership Unit                   $4.23       $9.32  $  25.56        $10.98
                                     =====       =====  ========        ======

Cash distributions per Limited
  Partnership Unit                   $4.61       $5.07   $120.51        $14.58
                                     =====       =====   =======        ======




   The above net income and cash distributions per Limited Partnership Unit are based upon the 36,241 Units of Limited Partnership Interest outstanding during each period.








                             See accompanying notes.

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                            STATEMENTS OF CASH FLOWS
           For the nine months ended May 31, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                        1996            1995
                                                        ----            ----

Cash flows from operating activities:
  Net income                                        $   935           $   402
  Adjustments to reconcile net income to
    net cash provided by operating activities:
   Partnership's share of venture's income             (153)             (100)
   Changes in assets and liabilities:
     Tax and insurance escrow                           (54)             (150)
     Interest and other receivables                     (62)              128
     Prepaid expenses                                    15                14
     Accrued real estate taxes                          (68)              (55)
     Accounts payable and accrued expenses              (76)                1
     Accounts payable - affiliates                       (2)             (163)
     Tenant security deposits                            (5)                8
                                                   --------          --------
      Total adjustments                                (405)             (317)
                                                   --------          --------
      Net cash provided by operating activities         530                85
                                                   --------          --------

Cash flows from investing activities:
  Distributions from joint venture                      139               113
                                                  ---------          --------
      Net cash provided by investing activities         139               113
                                                  ---------          --------

Cash flows from financing activities:
  Additional borrowings under note payable                -               594
  Principal payments on note payable                    (97)
  Distributions to partners                          (4,373)             (533)
                                                   --------          --------
      Net cash provided by (used in)
         financing activities                        (4,470)               61
                                                   --------          --------

Net increase (decrease) in cash
 and cash equivalents                               (3,801)              259

Cash and cash equivalents, beginning of period        5,379             1,042
                                                   --------           -------

Cash and cash equivalents, end of period           $  1,578           $ 1,301
                                                   ========           =======

Supplemental disclosure:
  Cash paid during the period for interest         $     86          $     72
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

2.    Related Party Transactions

      The Adviser earned basic management fees of $30,000 and $33,000 for the nine-month periods ended May 31, 1996 and 1995, respectively. Accounts payable - affiliates at May 31, 1996 and August 31, 1995 consists of management fees of $10,000 and $12,000, respectively, payable to the Adviser.

      Included in general and administrative expenses for nine months ended May 31, 1996 and 1995 is $118,000 and $132,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the nine months ended May 31, 1996 and 1995 is $3,000 and $2,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc.
for managing the Partnership's cash assets.

3.    Mortgage Loan and Land Investments

      The outstanding first mortgage loans and the cost of the related land to the Partnership at May 31, 1996 and August 31, 1995 are as follows (in thousands):

                                 Amount
      Property                of Mortgage Loan                 Cost of Land
      --------                ----------------                 ------------

  Eden West Apartments         $  3,500                        $    400
    Omaha, NE

  The Timbers Apartments          4,275                             600
    Raleigh, NC                --------                        --------

  Subtotal                        7,775                           1,000
  Less: General loan reserve       (448)                              -
                               --------                        --------
                               $  7,327                         $ 1,000
                               ========                         =======

      The loans are secured by first mortgages on the properties, the owner's leasehold interest in the land and an assignment of all leases, where applicable. Interest is payable monthly at rates between 11.5% and 11.75% per annum and the principal is due at maturity. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon the gross revenues in excess of a base amount, as defined. For the nine-month periods ended May 31, 1996 and 1995, no additional rents were received. As discussed in the Annual Report, the lessees have the option to purchase the land for specified periods of time at a price based on fair market value, as defined, but not less than the original cost to the Partnership. As of May 31, 1996, all of the options to purchase the land were exercisable.

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

      Eden West Apartments

      As previously reported, the Partnership received notice during the fourth quarter of fiscal 1995 from the Eden West borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land. The amount to be received by the Partnership as its share of the appreciation of the Eden West Property has not been agreed upon to date. The terms of the Partnership's ground lease provide for the possible resolution of disputes between the parties over value issues through an arbitration process. If an agreement cannot be reached, the borrower could require the Partnership to submit to arbitration during fiscal 1996. In addition to the amount to be determined as the Partnership's share of the property's appreciation under the ground lease, the terms of the Eden West mortgage loan require a prepayment penalty which would be equal to 2.5% of the outstanding principal balance of $3,500,000 through May 1997. If completed, the proceeds of this transaction would be distributed to the Limited Partners. However, the transaction remains contingent on, among other things, a resolution of the value issue and the borrower obtaining sufficient financing to repay its obligations to the Partnership. Accordingly, there are no assurances that this transaction will be consummated.

      The Timbers Apartments

      Under the terms of the Timbers modification executed in fiscal 1989, the amount payable to the Partnership is equal to the cash flow of the property available after the payment of operating expenses, not to exceed 11.75% of the note balance, but in no event less than 7.75% of the note balance. The amount deferred each year will accrue interest at the original rate of 11.75% beginning at the end of that year and the total deferred amount plus accrued interest will be payable upon maturity of the note in September of 1998. The total balance of the principal and deferred interest receivable at May 31, 1996 and August 31, 1995 was $6,855,000 and $6,570,000, respectively. The Partnership has established an allowance for possible uncollectible amounts for the cumulative amount of deferred interest owed under the Timbers modification ($2,580,000 at May 31, 1996 and $2,295,000 at August 31, 1995) due to the uncertainty as to the collection of the deferred interest from this investment. During the nine months ended May 31, 1996 and 1995, the Partnership received $54,000 and $178,000, respectively, from the Timbers' borrower as partial payments of deferred interest owed.

      Harbour Bay Plaza

      On August 24, 1995, the borrower of the Harbour Bay Plaza loan repaid the Partnership's first leasehold mortgage loan secured by Harbour Bay Plaza Shopping Center and purchased the Partnership's interest in the underlying land for total consideration of $3,833,000. The principal balance of the mortgage loan was $2,850,000 plus interest accrued through August 25, 1995 of $23,000. The Partnership's cost basis in the land was $750,000. Pursuant to the ground lease, the Partnership received $211,000 in excess of the outstanding mortgage loan and land investments as its share of the appreciation in value of the operating investment property above a specified base amount. The net proceeds from this transaction were distributed to the Limited Partners as a Special Distribution of approximately $3,842,000, or $106 per original $1,000 investment, on October 13, 1995.

4.    Investment in Joint Venture

      As discussed in the Annual Report, on June 12, 1990, the borrower of the mortgage loan secured by the Marshals at East Lake Shopping Center, Oxford/Concord Associates, filed a Chapter 11 petition with the United States Bankruptcy Court for the Northern District of Georgia. On November 14, 1990, the Bankruptcy Court ordered that both the Partnership and the borrower submit plans for the restructuring of the mortgage loan and ground lease agreements. During fiscal 1991, the Partnership and the borrower reached a settlement agreement which involved the formation of a joint venture to own and operate the property on a go-forward basis. The formation of the joint venture was approved by the Bankruptcy Court and became effective in December of 1991. The Partnership contributed its rights and interests under its mortgage loan to the joint venture and the loan was extinguished. In addition, the Partnership contributed the land underlying the operating property to the joint venture and the related ground lease was terminated. Oxford/Concord Associates contributed all of its rights, title and interest in and to the improvements, subject to the Partnership's loan, to the joint venture.

      Since the Partnership received an equity interest in full satisfaction of its outstanding mortgage loan receivable, the transaction was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Accordingly, the Partnership would have recognized a loss to the extent that the face amount of the mortgage loan and the carrying value of the land exceeded the fair value of the equity interest acquired. However, management estimated that the fair value of the equity interest acquired was approximately equal to the face amount of the loan and the investment in land. Therefore, no loss was recorded at the time of the restructuring. The carrying value of the mortgage loan receivable and land comprising the Partnership's investment in Marshals at East Lake, which totalled $3,500,000, was reclassified to investment in joint venture, effective December 11, 1991. Subsequent to the restructuring, the Partnership has accounted for its equity investment as if it had acquired the interest for cash, in accordance with SFAS No. 15. Based upon the provisions of the joint venture agreement, the Partnership's investment in the Marshals joint venture is accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in the venture. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of earnings, losses and distributions.

      Summarized operating results of the venture for the three and nine-month periods ended May 31, 1996 and 1995 are as follows (in thousands):

                                     Three Months Ended    Nine  Months Ended
                                          May 31,                May 31,
                                     -----------------     ------------------
                                     1996        1995       1996         1995
                                     ----        ----       ----         ----
   Revenues:
      Rental revenues and
        expense reimbursements       $140      $  109     $   383      $  325

   Expenses:
      Property operating expenses      29          36          94         101
      Real estate taxes                11          11          29          25
      Depreciation and amortization    36          33         107          99
                                   ------     -------     -------    --------
                                       76          80         230         225
                                   ------     -------     -------     -------
Net income                         $   64      $   29      $  153      $  100
                                  =======      ======      ======      ======

   Net income:
      Partnership's share of
         net income               $    64      $   29     $  153      $  100
      Co-venturer's share
         of net income                  -           -          -           -
                                  -------      ------      -----      ------

                                  $    64     $    29      $  153      $  100
                                  =======     =======      ======      ======

5.    Investment Property Held for Sale

      Mercantile Tower Office Building

      As discussed in the Annual Report, the Partnership assumed ownership of the Mercantile Tower Office Building, in Kansas City, Missouri, through a deed-in-lieu of foreclosure action on April 12, 1993 as a result of certain uncured defaults on the Partnership's mortgage loan receivable. The Partnership complies with the guidelines set forth in the Statement of Position entitled "Accounting for Foreclosed Assets," issued by the American Institute of Certified Public Accountants, to account for its investment properties acquired through foreclosures. Under the Statement of Position, a foreclosed asset is recorded at the lower of cost or estimated fair value, reduced by the estimated costs to sell the asset. Cost is defined as the fair value of the asset at the date of the foreclosure. Adjustments to the carrying value of the assets subsequent to foreclosure are recorded through the use of a valuation allowance. The combined balance of the land and the mortgage loan investment at the time title was transferred was $10,500,000. The estimated fair value of the operating property at the date of foreclosure, net of selling expenses, was $9,500,000. Accordingly, a write-down of $1,000,000 was recorded as a loss on foreclosure in fiscal 1993. An additional write-down of $1,200,000 was recorded as a provision for possible investment loss in fiscal 1994 to reflect a further decline in management's estimate of the fair value of the investment property. The net carrying value of the Mercantile Tower investment property as of May 31, 1996 and August 31, 1995, of $8,300,000, is classified as an investment property held for sale on the accompanying balance sheets.

      The Partnership records income or loss from the investment property held for sale in the amount of the difference between the property's gross revenues and the sum of property operating expenses (including leasing costs and improvement expenses) and interest on the line of credit borrowings described in
Note 6.

      Summarized operating results for Mercantile Tower for the three and nine-month periods ended May 31, 1996 and 1995 are as follows (in thousands):

                                      Three Months Ended      Nine Months Ended
                                           May 31,                May 31,
                                   -------------------     -------------------
                                   1996         1995        1996        1995
                                   ----         ----        ----        ----

Revenues:
   Rental revenues and expense
     recoveries                 $   428        $ 397      $ 1,392     $ 1,252
   Interest and other income          3            3           10           8
                                -------        -----       ------     -------
                                    431          400        1,402       1,260

Expenses:
   Property operating expenses       392         398          889       1,465
   Interest expense                   29          31           86          72
   Property taxes and insurance       59           -          157         195
                               ---------   ---------     --------    --------
                                     480         429        1,132       1,732
                                --------      ------      -------     -------
   Income (loss) from operations
      of investment property held
      for sale, net             $    (49)    $   (29)      $  270     $  (472)
                                ========     =======       ======     =======

6.  Note payable

     Note payable as of May 31, 1996 and August 31, 1995 consists of the following secured indebtedness (in thousands):

                                                     May 31       August 31
                                                     ------       ---------
     Line of credit  borrowings  secured
by the  Mercantile  Tower  property (see
Note 5).  Draws under the line,  up to a
maximum  of  $2,000,000,   can  be  made
through  February 28, 1998, only to fund
approved leasing and capital improvement
costs  related to the  Mercantile  Tower
property.   The  outstanding  borrowings
bear  interest  at the prime rate (8.25%
at May  31,  1996)  plus  1% per  annum.
Interest-only  payments  were  due  on a
monthly  basis  through  February  1995.
Thereafter,    monthly   principal   and
interest   payments   are  due   through
maturity on February 10, 2001.                     $ 1,214       $1,311
                                                   =======       ======

7.  Contingencies

   The Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to estimate the impact, if any, of these matters on the Partnership's financial statements, taken as a whole.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      As previously reported, since current market interest rates for first mortgage loans are considerably lower than the rates on the Partnerships mortgage loan investments (11.5% to 11.75%), and with the continued availability of credit in the capital markets for real estate transactions, the likelihood of the Partnership's mortgage loan investments being prepaid has been high for those mortgage loans which have terms that allow for prepayment. The Harbour Bay Plaza loan became fully prepayable without penalty in January 1994. The loan secured by the Harbour Bay Plaza Shopping Center bore interest at 11.75%. On August 24, 1995, the owner of Harbour Bay Plaza repaid the Partnership's mortgage loan and purchased the underlying land. The total net proceeds received by the Partnership amounted to approximately $3.8 million. The Partnership's mortgage loan and land investments had an aggregate cost basis of $3.6 million. Pursuant to the ground lease, the Partnership received $211,000 in excess of the outstanding mortgage loan and land investments as its share of the appreciation in value of the operating investment property above a specified amount. The net proceeds from this transaction, in the amount of approximately $3,842,000, or $106 per original $1,000 unit, were distributed to the Limited Partners on October 13, 1995.

      The mortgage loans secured by the Eden West Apartments and The Timbers Apartments bear interest at annual rates of 11.5% and 11.75%, respectively. The Eden West loan prohibited prepayment through June 1, 1994 and includes a prepayment premium for any prepayment between June 1994 and May 1998 at rates between 5% and 1.25% of the mortgage loan balance. The Timbers loan contains a prohibition against prepayment until September 1, 1997. The terms of the Partnership's ground lease provide the lessee the option to purchase the land at a price based on the fair market value, as defined. As previously reported, the Partnership received notice during the fourth quarter of fiscal 1995 from the Eden West borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land The amount to be received by the Partnership as its share of the appreciation of the Eden West Property has not been agreed upon to date. The terms of the Partnership's ground lease provide for the possible resolution of disputes between the parties over value issues through an arbitration process. If an agreement cannot be reached, the borrower could require the Partnership to submit to arbitration during fiscal 1996. In addition to the amount to be determined as the Partnership's share of the property's appreciation under the ground lease, the terms of the Eden West mortgage loan require a prepayment penalty which would be equal to 2.5% of the outstanding principal balance of $3,500,000 through May 1997. If completed, the proceeds of this transaction would be distributed to the Limited Partners. However, the transaction remains contingent on, among other things, a resolution of the value issue and the borrower obtaining sufficient financing to repay its obligations to the Partnership. Accordingly, there are no assurances that this transaction will be consummated.

    Occupancy at the Marshals at East Lake Shopping Center as of May 31, 1996 was 94%, up from its level of 89% as of one year ago but down from its level of 100% as of February 29, 1996. As of May 31, 1996, a tenant which had occupied 3,300 square feet closed its retail clothing store upon the expiration of its lease agreement. This tenant had been experiencing declining sales in this location and had indicted prior to the Christmas and New Year's holiday shopping periods that it might not renew its lease. As a result, the property's leasing agent has been marketing this space to potential replacement tenants for the last several months. Also during the quarter ended May 31, 1996, a health club operator which occupies 7,600 square feet, or 14% of the leasable area at Marshals at East Lake, informed management that it would exercise an option to terminate its lease as of December 31, 1996. While this tenant has given notice to terminate, it has simultaneously proposed several renewal options for remaining in the Center. Management will negotiate with this existing tenant while examining potential re-leasing opportunities. Costs to re-lease this space, along with the current vacancy, could be significant and would be funded from the Partnership's cash reserves.

     The occupancy level at the wholly-owned Mercantile Tower Office Building was 58% at May 31, 1996, down from 60% as of February 29, 1996. Even prior to the recent decline in occupancy, the pace of the lease-up was below management's expectations. With significant competition in the downtown Kansas City office market, management is finding it difficult to obtain economically viable lease terms from the number of tenants which are looking to lease space in the market. During fiscal 1994, the Partnership closed on a $2 million line of credit which was to be used to pay for the majority of the required tenant improvement and capital enhancement costs expected to be incurred to achieve a stabilized occupancy level. This nonrecourse, fully amortizable line of credit is payable with interest at 1% over prime, and has a 7-year term. The line of credit borrowings are collateralized by a first lien against the Mercantile Tower property, which includes an adjoining parking facility. During the second quarter of fiscal 1996, the draw period, which originally had a 2-year term, was extended through February 28, 1998. Draw downs under the line of credit can only be made in connection with costs associated with signed leases and contracts for approved capital improvements. As of May 31, 1996, the Partnership had drawn approximately $1,482,000 under the line of credit. With the recent drop-off in leasing activity, the Partnership found it necessary to obtain the two-year extension on the draw period on the line of credit in order to continue to try to achieve its leasing goals. However, even with the extension of the line of credit draw period, there are no assurances that the Partnership will be able to successfully secure leases with new tenants which would be necessary to achieve a stabilized occupancy level at the property. Stabilizing the operations of the Mercantile Tower property, which represented 32% of the Partnership's original investment portfolio, remains the primary goal of management. Until a stabilized occupancy level is achieved, the Partnership's investment in Mercantile Tower is not expected to generate any significant excess cash flow. Available cash flow, for the most part, will be reinvested in capital enhancements aimed at improving the marketability of the vacant space at the property as well as for leasing costs for new and renewing tenants.

    At May 31, 1996, the Partnership had available cash and cash equivalents of approximately $1,578,000. Such cash and cash equivalents will be used for the Partnership's working capital requirements and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's real estate and mortgage loan investments, repayment of the Partnership's mortgage loans receivable and the proceeds from the sales or refinancings of the underlying land, the operating investment property and the joint venture investment property.

Results of Operations
Three Months Ended May 31, 1996

    The Partnership's net income decreased by $187,000, to $154,000, for the three months ended May 31, 1996, as compared to the same period in the prior year, primarily due to a decrease in operating income of $202,000. Operating income decreased primarily due to the combined effect of an increase in the Partnership's provision for possible uncollectible amounts and a decrease in mortgage interest and land rent revenues. The Partnership's provision for possible uncollectible amounts increased primarily due to the lower payments received during the current three-month period toward deferred interest receivable which were made by the borrower of the Timbers mortgage loan when compared to the same three-month period in the prior year. Interest and land rent revenues decreased as a result of the prepayment and sale transactions involving the Harbour Bay Plaza mortgage loan and land investments during the fourth quarter of fiscal 1995. The decrease in operating income was partially offset by an increase in the Partnership's share of venture's income mainly due to an increase in rental revenues resulting from a higher average occupancy level at the Marshalls East Lake Shopping Center as compared to the third quarter of fiscal 1995.

Nine Months Ended May 31, 1996

      The Partnership's net income increased by $533,000, to $935,000, for the nine months ended May 31, 1996, when compared to the same period in the prior year, primarily due to a $621,000 decline in capital enhancement costs, tenant improvements and leasing commissions due to the drop in leasing activity at the wholly-owned Mercantile Tower property. As discussed further in the notes to the accompanying financial statements, all costs associated with holding this investment property acquired through foreclosure are expensed as incurred. In addition, revenues from Mercantile Tower were higher by $142,000 for the nine months ended May 31, 1996, as a result of an overall increase in occupancy achieved over the past two years as well as additional percentage rent collected from the parking facility during the current nine-month period. An increase of $53,000 in the Partnership's share of the net income of the Marshals at East Lake joint venture also contributed to the increase in the Partnership's net income for the current nine-month period. The increase in the venture's net income resulted mainly from an improvement in rental revenues due to a higher average occupancy level as compared to the same nine-month period in the prior year. The changes in the net operating result of the Mercantile Tower property and the Marshalls at East Lake joint venture were partially offset by a decrease in operating income of $262,000 during the current nine-month period. The decrease in operating income resulted primarily from a decrease in mortgage interest and land rent revenues due to the prepayment and sale transactions involving the Harbour Bay Plaza mortgage loan and land investments during the fourth quarter of fiscal 1995. This decline in revenues was partially offset by an increase in interest income earned on short-term investments. Interest income on short-term investments increased due to higher average outstanding cash balances in the current nine-month period due, in large part, to the receipt of the Harbour Bay Plaza prepayment proceeds which were distributed to the Limited Partners on October 13, 1995.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     As previously disclosed, Second Qualified Properties, Inc. and Properties Associates., the General Partners of the Partnership, were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in PaineWebber Qualified Plan Property Fund Two, LP.

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

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the General Partners cannot estimate the impact, if any, of these potential indemnification claims on the Partnership's financial statements, taken as a whole.

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


Dated:  July 9, 1996