Form 10-K405
period 1996-08-31
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO LP
filed 1996-11-29
CIK 700913

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: AUGUST 31, 1996

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .

                       Commission File Number: 0-17146

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP
             (Exact name of registrant as specified in its charter)

        Delaware                                                 04-2752249
(State of organization)                                       (I.R.S. Employer
                                                          Identification  No.)

  265 Franklin Street, Boston, Massachusetts                         02110

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

                     DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                  Form 10-K Reference
Prospectus of registrant                                        Part IV
dated July 1, 1982, as supplemented

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP
                                1996 FORM 10-K

                              TABLE OF CONTENTS

Part   I                                                                 Page

Item  1       Business                                                   I-1

Item  2       Properties                                                 I-3

Item  3       Legal Proceedings                                          I-4

Item  4       Submission of Matters to a Vote of Security Holders        I-5


Part  II

Item  5       Market for the Partnership's Limited Partnership
                 Interests and Related Security Holder Matters          II-1

Item  6       Selected Financial Data                                   II-1

Item  7       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   II-2

Item  8       Financial Statements and Supplementary Data               II-6

Item  9       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                   II-6


Part III

Item 10       Directors and Executive Officers of the Partnership      III-1

Item 11       Executive Compensation                                   III-2

Item 12       Security Ownership of Certain Beneficial Owners
                 and Management                                        III-3

Item 13       Certain Relationships and Related Transactions           III-3


Part  IV

Item 14       Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                    IV-1

Signatures                                                              IV-2

Index to Exhibits                                                       IV-3

Financial Statements and Supplementary Data                      F-1 to F-21

                                    PART I

Item 1.  Business

    Paine Webber Qualified Plan Property Fund Two, LP (the "Partnership") is a limited partnership formed in March 1982 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing in a diversified portfolio of existing income-producing real properties through land purchase-leaseback transactions and first mortgage loans. From the sale of Limited Partnership units (the "Units"), the Partnership raised $36,236,000 (36,236 Units at $1,000 per Unit) from July 1, 1982 to June 30, 1983 pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration No. 2-76379). In addition, the Initial Limited Partner contributed $5,000 for 5 Units of Limited Partnership Interest. Limited Partners will not be required to make any additional capital contributions.

    The Partnership originally owned land and made first mortgage loans secured by buildings with respect to six operating properties. As discussed below, as of August 31, 1996 the Partnership's mortgage loan and land lease investments on two of the original properties were still outstanding, and the Partnership owned an equity interest in one operating property through a joint venture partnership which resulted from the settlement of a default under the terms of a first mortgage loan held by the Partnership. In addition, the Partnership foreclosed on one operating property under the terms of its first mortgage loan due to a payment default and now owns that property directly. The Partnership's operating property, the properties securing its two remaining loan investments and the property in which the Partnership has a joint venture interest are described below.

                              Type of
Property name                 Property and                                       Type of
and Location                  Date of Investment                Size             Ownership (1)
------------                  ------------------       -----------------------   ---------------------
Mercantile Tower (2)          Office Building          Building  has  213,500     Fee ownership of
Kansas City, MO               4/29/83                  rentable sq. ft.; 32,000   land and improvements
                                                       sq. ft. of land

Marshall's at East Lake (3)   Shopping Center          Building has 55,175 net    Fee ownership of
Marietta, GA                  6/24/83                  leasable sq. ft.; 6.7      land and improvements
                                                       acres of land              (through joint venture)

Eden West Apartments          Apartments               215 units; 10.2 acres      Fee ownership of land and
Omaha, NE                     6/6/84                   of land                    first mortgage lien
                                                                                  on improvements

The Timbers Apartments        Apartments               176 units; 18 acres        Fee ownership of land and
Raleigh, NC                   9/7/84                   of land                    first mortgage lien
                                                                                  on improvements


(1) See Notes to the Financial Statements filed with this Annual Report for a description of the transactions through which the Partnership has acquired these real estate investments.

(2) On April 12, 1993, the Partnership was granted title to the Mercantile Tower property and assumed ownership as a result of certain defaults by the borrower under the terms of the Partnership's mortgage loan receivable. The Partnership is currently operating the property utilizing the services of a local property management company. See Note 6 to the financial statements accompanying this Annual Report for a further discussion of this investment.

(3) During the year ended August 31, 1990, the borrower of the mortgage loan secured by the Marshall's at East Lake Shopping Center failed to make its required monthly payments of interest in accordance with the terms of the mortgage loan. On June 12, 1990, the borrower filed for protection under a Chapter 11 Bankruptcy Petition. During fiscal 1991, the Partnership reached a settlement agreement which involved the formation of a joint venture between the Partnership and the borrower to own and operate the property on a go-forward basis. The formation of the joint venture was approved by the Bankruptcy Court and became effective on December 11, 1991. See Note 5 to the financial statements accompanying this Annual Report for a further discussion of these events.

     To date, the Partnership has been prepaid on its investments with respect to two of the original operating properties. On April 1, 1994, the Partnership liquidated its mortgage loan and land investments in a Howard Johnson's Motor Lodge, located in Orlando, Florida. The total net proceeds received by the Partnership amounted to approximately $5.9 million. In accordance with the third modification of the mortgage loan agreement, such proceeds included the payment of $292,000 of deferred debt service and ground rent. The remaining proceeds of approximately $5,608,000 were less than the combined carrying value of the mortgage loan and land investments of $6,150,000, resulting in a loss of approximately $542,000 which was charged against an outstanding general loan loss reserve. On August 25, 1995, the borrower of the loan secured by Harbour Bay Plaza, a retail shopping center located in Sewall's Point, Florida, repaid the Partnership's first leasehold mortgage loan and purchased the underlying land for total consideration of $3,833,000. Such consideration included the repayment of the principal balance of the mortgage loan, of $2,850,000, plus interest accrued through August 25, 1995, of $23,000. The original cost of the land to the Partnership was $750,000. Pursuant to the ground lease, the Partnership received $211,000 in excess of the outstanding mortgage loan and land investments as its share of the appreciation in value of the operating investment property above a specified base amount.

     The Partnership's investment objectives are to:

(1) preserve and protect Limited Partners' capital and related buying power;
(2) provide the Limited Partners with cash distributions from investment income; and
(3) achieve long-term capital appreciation in the value of the Partnership's investments.

    Through August 31, 1996, the Limited Partners had received cumulative cash distributions totalling $41,410,000, or $1,171 per original $1,000 investment for the Partnership's earliest investors. This return includes a distribution of $155 per original $1,000 investment in May 1994 from the liquidation of the Howard Johnson's mortgage loan and land investments and $106 per original $1,000 investment in October 1995 from the Harbour Bay Plaza prepayment transaction. As of August 31, 1996, the Partnership retained an interest in four of the six properties underlying its original mortgage loan and land investments.

    As noted above, to date the Partnership has made distributions of capital proceeds to the Limited Partners totalling $261 per original $1,000 investment. The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of its remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final liquidation, which cannot presently be determined. At the present time, real estate values for commercial office buildings in certain markets remain depressed due to an oversupply of competing space and the trend toward corporate consolidations and downsizing which followed the last national recession. The downtown office market in Kansas City, Missouri, where the Partnership's Mercantile Tower property is located, remains particularly competitive. As a result, the Partnership has been unable to lease a significant amount of space which remains vacant at the property. The estimated fair value of the Mercantile Tower property declined to $7.5 million as of August 31, 1996, which is substantially below the Partnership's original cost basis in the Mercantile Tower investments of $10.5 million. In addition, values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. It remains to be seen whether the Marshalls at East Lake Shopping Center, in which the Partnership has a joint venture interest, will be affected by this general trend.

    The Partnership expects to finance or sell its investments and have its mortgage loans repaid from time to time. It is expected that most sales and repayments will be made after a period of between seven and fifteen years after the conclusion of the offering period, although sales and repayments may occur at earlier or later dates. Due to the combination of relatively low mortgage interest rates and the increased availability of funds for sales and mortgage refinancings which has existed over the past three years, the likelihood of the Partnership's loans being prepaid has increased. In addition to the Harbour Bay Plaza transaction which closed at the end of the fourth quarter of fiscal 1995, the Partnership has been approached by another borrower regarding a potential prepayment transaction. See Item 7 for a further discussion. In determining the appropriate timing for the sale of any of the Partnership's equity investments, the Managing General Partner will consider such factors as the amount of appreciation in value, if any, to be realized, the risks of continued investment and the anticipated advantages to be gained from continuing to hold the investment.

    The Partnership's operating property, along with the property in which the Partnership owns an equity interest and the properties securing the Partnership's mortgage loan investments, are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price, location and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The availability of low home mortgage interest rates over the past several years has generally caused this competition to increase in all areas of the country.
The shopping center and the office building also compete for long-term commercial tenants with numerous projects of similar type generally on the basis of rental rates, location and tenant improvement allowances.

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

Item 2.  Properties

    As of August 31, 1996, the Partnership owned, and had leased back to the sellers, the land related to the two investments referred to under Item 1 above to which reference is made for the name, location and description of each property. Additionally, the Partnership owned one operating property directly and owned an equity interest in another operating property through a joint venture partnership as noted in Item 1.

      Occupancy figures for each fiscal quarter during 1996, along with an average for the year, are presented below for each property:

                                              Percent Leased At
                              ------------------------------------------------
                                                                       Fiscal
                                                                       1996
                              11/30/95   2/29/96    5/31/96   8/31/96  Average
                              --------   -------    -------   -------  -------

Mercantile Tower               62%        61%       58%       58%       60%

Marshall's at East Lake        97%       100%       94%       94%       96%

Eden West Apartments           99%        99%       99%       99%       99%

The Timbers Apartments         94%        92%       86%       89%       90%

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

     The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in Paine Webber Qualified Plan Property Fund Two, LP., PaineWebber, Second Qualified Property Fund, Inc. and PA
(1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in Paine Webber Qualified Plan Property Fund Two, LP, also alleged that following the sale of the partnership interests, PaineWebber, Second Qualified Properties, Inc. and PA misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, Second Qualified Properties, Inc. and PA violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement is scheduled to continue in November 1996.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. Mediation hearings are scheduled to be held in December 1996. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

     The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

    At August 31, 1996, there were 5,540 record holders of Units in the Partnership. There is no public market for the resale of Units, and it is not anticipated that a public market for Units will develop. The Managing General Partner will not redeem or repurchase Units.

Item 6.  Selected Financial Data

                PaineWebber Qualified Plan Property Fund Two, LP
         For the years ended August 31, 1996, 1995, 1994, 1993 and 1992
                      (In thousands, except per Unit data)

                          1996       1995        1994       1993        1992
                          ----       ----        ----       ----        ----

Revenues                 $ 1,422    $ 1,747     $ 1,945     $ 2,588     $ 3,427

Operating income         $ 1,040    $ 1,029     $ 1,414     $ 1,395     $ 2,073

Partnership's share of
  venture's income       $   198    $   143     $   168     $   201     $   149

Gain on sale of land           -    $   211           -           -           -

Loss on foreclosure            -          -           -     $(1,000)          -

Provision for possible
    investment loss     $   (800)         -    $ (1,200)          -           -

Income (loss) from
   operations of
   investment
   property held
   for sale            $     265    $  (738)   $   (766)    $    163          -

Net income (loss)      $     703    $   645    $   (384)    $    759    $ 2,221

Per Limited Partnership Unit:
  Net income (loss)    $   19.20    $ 17.60    $ (10.49)    $  20.72    $ 60.68

  Cash distributions
    from operations    $   19.14    $ 19.86    $  20.25     $  57.50    $ 70.00

  Cash distributions
    from sale, refinancing
    and other disposition
    transactions       $ 106.00           -    $ 155.00            -         -

Total assets           $ 21,501     $25,506    $ 25,010      $ 31,091    $32,112


    The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

    The above per Limited Partnership Unit information is based upon the 36,241 Limited Partnership Units outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations

Liquidity and Capital Resources

    The Partnership offered Limited Partnership Interests to the public from July 1982 to June 1983 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $36,241,000 were received by the Partnership and, after deducting selling expenses and offering costs, $32,575,000 was invested in six operating property investments in the form of mortgage loans and land purchase-leaseback transactions. Since the time that the original investments were made, the Partnership has been prepaid on its investments with respect to two of the operating properties and the nature of its investments in two other properties has changed. During fiscal 1995, the Partnership accepted repayment in full on the land and mortgage loan investments secured by the Harbour Bay Plaza Shopping Center which become fully prepayable without penalty in January 1994. The Partnership received total net proceeds from this transaction of approximately $3.8 million. The Partnership's mortgage loan and land investments had an aggregate cost basis of $3.6 million. Pursuant to the ground lease, the Partnership received $211,000 in excess of the outstanding mortgage loan and land investments as its share of the appreciation in value of the operating investment property above a specified base amount. The net proceeds from this transaction, in the amount of approximately $3,842,000, or $106 per original $1,000 investment, were distributed to the Limited Partners on October 13, 1995. During fiscal 1994, the Partnership was prepaid with respect to the land and mortgage loan investments secured by the Howard Johnson's Motor Lodge. Due to the poor performance of the Howard Johnson's property and its depressed market value at the time of the prepayment, the Partnership recovered less than the full amount of its investments in the land and mortgage loan by approximately $542,000. The Partnership retained approximately $283,000 of the net proceeds from the Howard Johnson's disposition in order to maintain adequate cash reserve balances. The remainder was paid out to the Limited Partners through a special distribution of approximately $5,617,000, or $155 per original $1,000 investment, which was made on May 25, 1994. During fiscal 1993, the Partnership assumed ownership of the Mercantile Tower Office Building through a deed-in-lieu of foreclosure transaction resulting from monetary defaults under the terms of the Partnership's mortgage loan and ground lease. And finally, during fiscal 1992 the Partnership's mortgage loan and land investments with respect to the Marshall's at East Lake Shopping Center were converted to an equity interest in the operating property through a joint venture partnership as a result of the settlement of a default under the terms of the related loan agreement.

      The mortgage loans secured by the Eden West Apartments and The Timbers Apartments bear interest at annual rates of 11.5% and 11.75%, respectively. The Eden West loan prohibited prepayment through June 1, 1994 and includes a prepayment premium for any prepayment between June 1994 and May 1998 at rates between 5% and 1.25% of the mortgage loan balance. The Timbers loan contains a prohibition against prepayment until September 1, 1997. With current market interest rates for first mortgage loans considerably lower than the rates on the Partnership's mortgage loan investments, and with the continued availability of credit in the capital markets for real estate transactions, the likelihood of the Partnership's mortgage loan investments being prepaid in the near term is high. As previously reported, the Partnership received notice during the fourth quarter of fiscal 1995 from the Eden West borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land. However, the amount to be received by the Partnership as its share of the appreciation of the Eden West property has not been agreed upon to date. The terms of the Partnership's ground lease provide for the possible resolution of disputes between the parties over value issues through an arbitration process. Presently, the Partnership and the borrower continue to try to resolve their differences regarding the value of the property. If an agreement cannot be reached, the borrower could require the Partnership to submit to arbitration during fiscal 1997. In addition to the amount to be determined as the Partnership's share of the property's appreciation under the ground lease, the terms of the Eden West mortgage loan require a prepayment penalty which would be equal to 2.5% of the outstanding principal balance of $3,500,000 through May 1997. Subsequent to May 31, 1997, the prepayment penalty declines to 1.25% for the next twelve months, after which there would be no prepayment penalty for the remainder of the term through maturity in June 1999. If completed, the proceeds of any prepayment transaction would be distributed to the Limited Partners. However, the transaction remains contingent on, among other things, a resolution of the value issue and the borrower obtaining sufficient financing to repay its obligations to the Partnership. Accordingly, there are no assurances that this transaction will be consummated.

      Occupancy at the Marshall's at East Lake Shopping Center as of August 31, 1996 was 94%, down from its level of 97% as of August 31, 1995. The Partnership received cash flow distributions from the Marshall's joint venture of approximately $223,000 for the year ended August 31, 1996, which was $25,000 more than the distributions received in fiscal 1995. As of August 31, 1996, the property's management team continued to negotiate terms with a 7,600 square foot tenant that had notified management of its intent to exercise an option to terminate its lease as of December 31, 1996. Subsequently, the tenant had reconsidered and requested a proposal for a new lease. Subsequent to year-end, this tenant signed a new lease with a three-year term which includes the option to terminate the lease obligation as of December 31, 1997. Marshalls is the Center's anchor tenant, occupying almost 50% of the property's rentable space. As part of a nationwide program, the parent company of Marshalls has been closing its under-performing stores around the country. Although a new Marshalls store in the market was closed last May, the parent company has stated that there are no current plans to close the store located at the Partnership's property. There are no assurances, however, that such plans will not change in the future. No major capital improvements were required at Marshalls at East Lake during fiscal 1996, and only minor items are budgeted for the upcoming year. Cash flow to the Partnership from the Marshalls joint venture is expected to remain stable in fiscal 1997.

      The occupancy level at the wholly-owned Mercantile Tower Office Building had decreased to 58% at August 31, 1996, down from 67% as of August 31, 1995. This decline is the result of a downsizing by a major tenant and vacancies caused by several small firms which terminated their operations during fiscal 1996. As previously reported, the pace of the lease-up at Mercantile Tower has been well below management's expectations. With significant competition in the downtown Kansas City office market, management is finding it difficult to obtain economically viable lease terms from the number of tenants which are looking to lease space in the market. During the fourth quarter of fiscal 1996, lease renewals were signed for 6,200 square feet, or approximately 3% of the building's total space. Subsequent to the fiscal year-end, a new tenant leased approximately 3,000 square feet, bringing the occupancy level to 59%. Property improvements completed during the fiscal year included a new roof and upgrades to interior common areas. The installation of a new stairway to replace an outdoor escalator was in the process of being completed as of August 31, 1996. During fiscal 1994, the Partnership closed on a $2 million line of credit which was to be used to pay for the majority of the required tenant improvement and capital enhancement costs expected to be incurred to achieve a stabilized occupancy level. This nonrecourse, fully amortizable line of credit is payable with interest at 1% over prime, and has a 7-year term with interest-only payments in the first year. Monthly payments due under the borrowing agreement began to include scheduled principal amortization effective in March 1995. The line of credit borrowings are collateralized by a first lien against the Mercantile Tower property, which includes an adjoining parking facility. During the second quarter of fiscal 1996, the draw period, which originally had a 2-year term, was extended through February 28, 1998. Draw downs under the line of credit can only be made in connection with costs associated with signed leases and contracts for capital improvements. As of August 31, 1996, the Partnership had drawn approximately $1,482,000 under the line of credit. Only $67,000 was drawn under the line of credit during fiscal 1996 as a result of the lack of significant leasing activity. With the drop-off in leasing activity during fiscal 1996, the Partnership found it necessary to obtain the two-year extension on the draw period on the line of credit in order to continue to try to achieve its leasing goals. However, even with the extension of the line of credit draw period, there are no assurances that the Partnership will be able to successfully secure leases with new tenants which would be necessary to achieve a stabilized occupancy level at the property. Stabilizing the operations of the Mercantile Tower property, which represented 32% of the Partnership's original investment portfolio, remains the primary goal of management. Until a stabilized occupancy level is achieved, the Partnership's investment in Mercantile Tower is not expected to generate any significant excess cash flow. Available cash flow, for the most part, will be reinvested in enhancements aimed at improving the marketability of the vacant space at the property as well as for leasing costs for new and renewing tenants above the amounts available under the line of credit.

    At August 31, 1996, the Partnership had available cash and cash equivalents of $1,653,000. Such cash and cash equivalents will be used for the Partnership's working capital requirements and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's real estate and mortgage loan investments, repayment of the Partnership's mortgage loans receivable and the proceeds from the sales or refinancings of the underlying land, the operating investment property and the joint venture investment property. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis. However, to the extent that the potential Eden West loan prepayment and land sale transaction discussed above is completed and the net proceeds are returned to the Limited Partners, the Partnership's quarterly distribution rate on remaining invested capital may have to be adjusted downward to reflect the reduction in cash flows which would result from such a transaction.

Results of Operations
1996 Compared to 1995

      For the year ended August 31, 1996, the Partnership reported net income of $703,000 as compared to net income of $645,000 recognized in fiscal 1995. This increase in net income was primarily due to a change in the net operating results of the wholly-owned Mercantile Tower property. The major portion of this change resulted from a decline of $806,000 in capital enhancement costs, tenant improvements and leasing commissions due to the drop in leasing activity at the Mercantile Tower property discussed further above. As discussed further in the notes to the accompanying financial statements, all costs associated with holding this investment property acquired through foreclosure are expensed as incurred. In addition, revenues from Mercantile Tower were higher by $162,000 for fiscal 1996 when compared to fiscal 1995, largely due to additional percentage rent collected from the parking facility during the current year. The $448,000 balance of a general loan loss reserve was reversed during fiscal 1996 as well. The Partnership's two remaining mortgage loans are secured by residential apartment properties. As a result of the continued improvement in the operating performances of these two properties and in the market for residential apartment properties in general, management determined that this reserve account was no longer required as of August 31, 1996. The recovery of $448,000 is netted with the provision for possible uncollectible amounts on the fiscal 1996 statement of operations. An increase of $55,000 in the Partnership's share of the net income of the Marshalls at East Lake joint venture also contributed to the increase in the Partnership's net income during fiscal 1996. The increase in the venture's net income resulted mainly from an improvement in rental revenues due to a higher average occupancy level in the current year.

      The favorable changes in the Partnership's net income were partially offset by a decrease in mortgage interest and land rent revenues of $368,000 and a provision for possible investment loss of $800,000 recognized in fiscal 1996, as well as the effect of a $211,000 gain on the sale of the Harbour Bay Plaza land recorded in fiscal 1995. In addition, the provision for possible uncollectible amounts, prior to the recovery referred to above, increased by $173,000 in fiscal 1996. The decrease in mortgage interest and land rent revenues resulted from the prepayment and sale transactions involving the Harbour Bay Plaza mortgage loan and land investments during the fourth quarter of fiscal 1995. The $800,000 provision for possible investment loss recognized in fiscal 1996 resulted from a decline in the estimated fair value of the Mercantile Tower property in the current year. As discussed further above, the leasing progress which had been made at Mercantile Tower during fiscal 1995 stalled during fiscal 1996, as occupancy actually declined during the year. Due to these circumstances and the extremely competitive conditions which continue to face the operating property, management revised downward its estimate of the fair value of the Mercantile Tower property as of August 31, 1996. In accordance with the Partnership's accounting policy for foreclosed assets, such properties are carried at the lower of cost or estimated fair value (net of selling expenses). The provision for possible uncollectible amounts in both years reflects the accrued but unpaid interest due under the modified terms of The Timbers mortgage loan. In fiscal 1995, the Partnership collected an additional $124,000 from the owner of The Timbers property which was offset against the provision in fiscal 1995. Additional payments of only $54,000 were collected during fiscal 1996, which, combined with the compounding effect of the interest owed under the terms of the modification agreement, accounted for the increase in the provision.

1995 Compared to 1994

      For the year ended August 31, 1995, the Partnership reported net income of $645,000 as compared to a net loss of $384,000 recognized in fiscal 1994. This change in the Partnership's net operating results was primarily due to a provision for possible investment loss of $1,200,000 recognized in fiscal 1994 due to a decline in management's estimate of the fair value of the Mercantile Tower property. The gain of $211,000 recognized in fiscal 1995 on the sale of the Harbour Bay Plaza land offset a decline of $214,000 in mortgage interest income and land rent compared to fiscal 1994. The fiscal 1994 revenues include income from the Howard Johnson's investments through April 1, 1994, the date of the sale. A decline in the provision for possible uncollectible amounts of $135,000 also contributed to the favorable change in the Partnership's net operating results for fiscal 1995. In both years, the provision reflects the accrued but unpaid interest due under the modified terms of The Timbers mortgage loan. In fiscal 1995, the Partnership collected an additional $178,000 from the owner of The Timbers which was offset against the fiscal 1995 provision. A recovery of bad debt of $292,000 recorded in fiscal 1994 partly offset the favorable changes in net operating results. This recovery related to the Howard Johnson's prepayment transaction, in which the Partnership recovered an amount of previously reserved mortgage interest and land rent receivable.

      A decline of $28,000 in the net loss recognized from the operations of the wholly-owned Mercantile Tower property offset a decline of $25,000 in the net income from the Marshall's at East Lake joint venture in fiscal 1995. Revenues from Mercantile Tower were higher for the twelve months ended August 31, 1995 as a result of the occupancy gains achieved during fiscal 1995. The net operating results of the Mercantile Tower Office Building in fiscal 1995 and 1994 include the costs of the improvements and leasing costs incurred at the property. As a result of the Partnership's accounting policy with regard to its investment properties held for sale, all costs associated with holding the asset are expensed as incurred. The Partnership's share of venture's income decreased in fiscal 1995 due to lower rental revenues at the Marshall's at East Lake Shopping Center as a result of a decline in effective rental rates experienced during fiscal 1995 and 1994 as well as a decrease in cost recoveries.

1994 Compared to 1993

    For the year ended August 31, 1994, the Partnership reported a net loss of $384,000 as compared to net income of $759,000 recognized in fiscal 1993. This unfavorable change in the Partnership's net operating results was primarily due to a decline in mortgage interest income and land rent, along with an increase in property operating expenses at the Mercantile Tower property which is reflected in the income (loss) from investment property held for sale. The decrease in mortgage interest income and land rent resulted primarily from the foreclosure of the Mercantile Tower Office Building on April 12, 1993. This resulted in a combined reduction in interest income and land rent of $426,000 for the year ended August 31, 1994. Also contributing to the decrease in mortgage interest and ground rent was the sale of the Howard Johnson's Motor Lodge effective April 1, 1994. The Partnership recorded only seven months of mortgage interest and ground rent from the Howard Johnson's investments in fiscal 1994, as compared to twelve months in fiscal 1993. The net operating results of the Mercantile Tower Office Building in fiscal 1994 included the costs of the improvements implemented by the management company prior to obtaining the line of credit referred to above, as well as certain leasing costs incurred in the fourth quarter subsequent to obtaining the credit line. As noted above, as a result of the Partnership's accounting policy with regard to its investment properties acquired through foreclosures, all costs associated with holding the asset are expensed as incurred. The Partnership also recognized a provision for possible investment loss of $1,200,000 in fiscal 1994 due to a decline in management's estimate of the fair value of the Mercantile Tower property. Such provision exceeded the $1 million loss recorded in fiscal 1993 to write down the carrying value of the property as of the date of foreclosure. In addition, the Partnership's share of venture's income decreased by $32,000 in fiscal 1994 due to a decline in rental revenues at Marshall's at East Lake as a result of a decline in occupancy and effective rental rates.

    The unfavorable changes in the Partnership's net operating results were partially offset by the receipt of accrued interest owed on the Howard Johnson's mortgage loan in the amount of approximately $292,000 at the time of the repayment in fiscal 1994. The accrued interest had been fully reserved for in fiscal 1993, and accordingly, was recorded as a recovery of bad debt in fiscal 1994. Excluding the recovery of the Howard Johnson's accrued interest receivable, the provision for possible uncollectible amounts decreased by $253,000 in fiscal 1994 due to the foreclosure of the Mercantile Tower Office Building and the sale of the Howard Johnson's Motor Lodge. During fiscal 1993, the Partnership was reflecting interest income and a corresponding reserve due to the default status of the mortgage loans secured by these investments. Also offsetting the adverse change in net operating results were declines in management fees and general and administrative expenses during fiscal 1994. General and administrative expenses decreased by $59,000 mainly due to a decline in legal fees. Legal fees were higher in fiscal 1993 due to costs incurred in connection with the borrower defaults on the Mercantile Tower and Howard Johnson's investments.

Inflation

    The Partnership completed its fourteenth full year of operations in fiscal 1996, and the effects of inflation and changes in prices on revenues and expenses to date have not been significant.

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

    (a) and (b) The names and ages of the directors and executive officers of the Managing General Partner of the Partnership are as follows:

                                                                   Date elected
      Name                       Office                      Age     to Office
      ----                       ------                      ---    ----------

Bruce J. Rubin          President and Director                37      8/22/96
Terrence E. Fancher     Director                              43     10/10/96
Walter V. Arnold        Senior Vice President and
                          Chief Financial Officer             49     10/29/85
James A. Snyder         Senior Vice President                 51       7/6/92
David F. Brooks         First Vice President and Assistant
                         Treasurer                            54       2/2/82 *
Timothy J. Medlock      Vice President and Treasurer          35       6/1/88
Thomas W. Boland        Vice President                        34      12/1/91
Dorothy F. Haughey      Secretary                             70       2/2/82 *

*  The date of incorporation of the Managing General Partner.

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

    Bruce  J.  Rubin  is  President  and  Director  of  the  Managing  General
Partner. Mr. Rubin was named President and Chief Executive Officer at PaineWebber Properties in August 1996. Mr. Rubin joined PaineWebber Real Estate Investment Banking in November 1995 as a Senior Vice President. Prior to joining PaineWebber, Mr. Rubin was employed by Kidder, Peabody and served as President for KP Realty Advisers, Inc. Prior to his association with Kidder, Mr. Rubin was a Senior Vice President and Director of Direct Investments at Smith Barney Shearson. Prior thereto, Mr. Rubin was a First Vice President and a real estate workout specialist at Shearson Lehman Brothers. Prior to joining Shearson Lehman Brothers in 1989, Mr. Rubin practiced law in the Real Estate Group at Willkie Farr & Gallagher. Mr. Rubin is a graduate of Stanford University and Stanford Law School.

    Terrence E. Fancher was appointed a Director of the Managing General Partner in October 1996. Mr. Fancher is the Managing Director in charge of PaineWebber's Real Estate Investment Banking Group. He joined PaineWebber as a result of the firm's acquisition of Kidder, Peabody. Mr. Fancher is responsible for the origination and execution of all of PaineWebber's REIT transactions, advisory assignments for real estate clients and certain of the firm's real estate debt and principal activities. He joined Kidder, Peabody in 1985 and, beginning in 1989, was one of the senior executives responsible for building Kidder, Peabody's real estate department. Mr. Fancher previously worked for a major law firm in New York City. He has a J.D. from Harvard Law School, an M.B.A. from Harvard Graduate School of Business Administration and an A.B. from Harvard College.

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

    James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

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

    Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended August 31, 1996 all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

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

    The Partnership has paid cash distributions to the Unitholders on a quarterly basis at rates ranging from 2% to 7% per annum on remaining invested capital over the past five years. However, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

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

    Under the advisory contract, the Adviser has specific management responsibilities; to administer the day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the General Partners. The Adviser is paid a basic management fee (6% of adjusted cash flow) and an incentive management fee (3% of adjusted cash flow subordinated to a non-cumulative annual return to the Limited Partners equal to 10% based upon their adjusted capital contribution) for services rendered. The Adviser earned basic management fees of $41,000 for the year ended August 31, 1996.
No incentive management fees have been earned to date.

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended August 31, 1996 is $144,000, representing reimbursements to this affiliate for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $8,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the year ended August 31, 1996. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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

    (b) No reports on Form 8-K were filed during the fourth quarter of fiscal 1996.

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


                                 PAINE WEBBER QUALIFIED PLAN
                                 PROPERTY FUND TWO, LP


                                 By:  Second Qualified Properties, Inc.
                                    Managing General Partner



                                 By:  /s/ Bruce J. Rubin
                                    Bruce J. Rubin
                                    President and Chief Executive Officer


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

Dated: November 27, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.



By:  /s/ Bruce J. Rubin                         Date: November 27, 1996
     ----------------------                           -----------------
    Bruce J. Rubin
    Director


By: /s/ Terrence E. Fancher                     Date: November 27, 1996
   ------------------------                           -----------------
    Terrence E. Fancher
    Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP


                              INDEX TO EXHIBITS

                                                         Page Number in the Report
Exhibit No.    Description of Document                   or Other Reference
-----------    -----------------------                   ------------------
(3) and (4) Prospectus of the Registrant                 Filed  with  the Commission
            dated July 1, 1982, supplemented,            pursuant to Rule 424(c)
            with particular reference to the             and incorporated herein by
            Restated Certificate and Agreement           reference.
            Limited Partnership.


(10)        Material contracts previously filed as       Filed with  the Commission
            exhibits to registration statements and      pursuant to Section 13 or 15(d)
            amendments thereto of the registrant         of the Securities Exchange Act
            together with all such contracts filed       of 1934 and incorporated
            as exhibits of previously filed Forms        herein by reference.
            8-K and Forms 10-K are hereby
            incorporated herein by reference.


(13)        Annual Reports to Limited Partners           No  Annual Report for the year
                                                         ended August  31, 1996 has been
                                                         sent to  the Limited Partners.  An
                                                         Annual Report will  be sent to the
                                                         Limited Partners subsequent to
                                                         this filing.


(27)        Financial Data Schedule                      Filed  as  last  page of EDGAR
                                                         submission following the Financial
                                                         Statements and Financial
                                                         Statement Schedule required by
                                                         Item 14.


                          ANNUAL REPORT ON FORM 10-K
                       Item 14(a)(1) and (2) and 14(d)

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                   Reference

Paine Webber Qualified Plan Property Fund Two, LP:

   Report of independent auditors                                       F-2

   Independent auditors' report relating to Marshall's at East
     Lake Partnership                                                   F-3

   Balance sheets as of August 31, 1996 and 1995                        F-4

   Statements of operations for the years ended August 31,
     1996, 1995 and 1994                                                F-5

   Statements of changes in partners' capital (deficit) for the years
     ended August 31, 1996, 1995 and 1994                               F-6

   Statements of cash flows for the years ended August 31, 1996,
      1995 and 1994                                                     F-7

   Notes to financial statements                                        F-8

   Financial statement schedules:

     Schedule III - Real Estate Owned                                  F-20
     Schedule IV - Investments in Mortgage Loans on Real Estate        F-21


   Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                        REPORT OF INDEPENDENT AUDITORS




The Partners of
Paine Webber Qualified Plan Property Fund Two, LP:

    We have audited the accompanying balance sheets of Paine Webber Qualified Plan Property Fund Two, LP as of August 31, 1996 and 1995, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended August 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of Marshall's at East Lake Partnership (an unconsolidated venture). The Partnership's equity investment in Marshall's at East Lake Partnership totalled $3,173,000 and $3,198,000 as of August 31, 1996 and 1995, respectively, and the Partnership's share of the net income of Marshall's at East Lake Partnership totalled $198,000, $143,000 and $168,000 for the years ended August 31, 1996, 1995 and 1994, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Marshall's at East Lake Partnership, is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber Qualified Plan Property Fund Two, LP at August 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                /s/ ERNST & YOUNG LLP
                                ERNST & YOUNG LLP




Boston, Massachusetts
November 27, 1996

SMITH & RADIGAN
Certified Public Accountants

                                                  Suite 675 Ashford Perimeter
                                             4151 Ashford-Dunwoody Road, N.E.
                                                  Atlanta, Georgia 30319-1462


                         INDEPENDENT AUDITORS' REPORT




To the Partners
Marshall's at East Lake Partnership

    We have audited the balance sheets of Marshall's at East Lake Partnership as of August 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended August 31, 1996 (not presented herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above (not presented herein) present fairly, in all material respects, the financial position of Marshall's at East Lake Partnership as of August 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1996 in conformity with generally accepted accounting principles.


                                          /s/ Smith & Radigan
                                          SMITH & RADIGAN


Atlanta, Georgia
September 20, 1996

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                                BALANCE SHEETS
                           August 31, 1996 and 1995
                     (In thousands, except per Unit data)

                                    ASSETS

                                                       1996            1995
                                                       ----            ----
Real estate investments:
   Land                                               $ 1,000         $ 1,000
   Mortgage loans receivable, net of allowance
      for possible uncollectible amounts of
      $2,703 ($2,743 in 1995)                           7,775           7,327
   Investment in joint venture, at equity               3,173           3,198
   Investment property held for sale,
      net of allowance for possible
      investment loss of $2,000 ($1,200 in 1995)        7,500           8,300
                                                      -------         -------
                                                       19,448          19,825

Cash and cash equivalents                               1,653           5,379
Tax and insurance escrow                                  255             197
Interest and other receivables                            129              90
Prepaid expenses                                           16              15
                                                      -------         -------
                                                      $21,501         $25,506
                                                      =======         =======

                      LIABILITIES AND PARTNERS' CAPITAL


Accrued real estate taxes                             $   183         $   183
Accounts payable and accrued expenses                      93              95
Accounts payable - affiliates                              10              12
Tenant security deposits and other liabilities             55              56
Note payable                                            1,150           1,311
                                                      -------         -------
      Total liabilities                                 1,491           1,657

Partners' capital:
  General Partners:
   Capital contributions                                    1               1
   Cumulative net income                                  289             282
   Cumulative cash distributions                         (323)           (316)

  Limited Partners ($1,000 per Unit,
     36,241 Units issued):
   Capital contributions, net of offering costs        32,906          32,906
   Cumulative net income                               28,547          27,851
   Cumulative cash distributions                      (41,410)        (36,875)
                                                      -------         -------
      Total partners' capital                          20,010          23,849
                                                      -------         -------
                                                      $21,501         $25,506
                                                      =======         =======






                           See accompanying notes.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                           STATEMENTS OF OPERATIONS
              For the years ended August 31, 1996, 1995 and 1994
                     (In thousands, except per Unit data)


                                                1996       1995        1994
                                                ----       ----        ----
Revenues:
   Interest from mortgage loans               $ 1,195     $ 1,477      $1,612
   Land rent                                      117         203         282
   Interest and other income                      110          67          51
                                              -------     -------      ------
                                                1,422       1,747       1,945

Expenses:
   Management fees                                 41          45          42
   General and administrative                     381         438         411
   (Recovery of) provision for possible
     uncollectible amounts                        (40)        235          78
                                              -------     -------      ------
                                                  382         718         531
                                              -------     -------      ------
Operating income                                1,040       1,029       1,414

Partnership's share of venture's income           198         143         168

Gain on sale of land                                -         211           -

Investment property held for sale:
   Provision for possible investment loss        (800)          -      (1,200)
   Income (loss) from operations, net             265        (738)       (766)
                                              -------     -------      ------
                                                 (535)       (738)     (1,966)
                                              -------     -------      ------
 Net income (loss)                            $   703     $   645      $ (384)
                                              =======     =======      ======

Net income (loss) per
   Limited Partnership Unit                   $ 19.20      $17.60     $(10.49)
                                              =======      ======     ========

Cash distributions per
   Limited Partnership Unit                   $125.14      $19.86     $175.25
                                              =======      ======     =======


    The above net income (loss) and cash distributions per Limited Partnership Unit are based upon 36,241 Units of Limited Partnership Interest outstanding during each year.








                           See accompanying notes.

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               For the years ended August 31, 1996, 1995 and 1994
                                 (In thousands)


                                           General     Limited
                                           Partners    Partners       Total
                                           --------    --------       -----

Balance at August 31, 1993                 $ (21)     $ 30,695      $ 30,674

Cash distributions                            (7)       (6,352)       (6,359)

Net loss                                      (4)         (380)         (384)
                                           ------     ---------     ---------

Balance at August 31, 1994                   (32)       23,963        23,931

Cash distributions                            (7)         (720)         (727)

Net income                                     6           639           645
                                          ------      --------      --------

Balance at August 31, 1995                   (33)       23,882        23,849

Cash distributions                            (7)       (4,535)       (4,542)

Net income                                     7           696           703
                                         -------      --------      --------

Balance at August 31, 1996               $   (33)     $ 20,043      $ 20,010
                                         =======      ========      ========






















                           See accompanying notes.

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                            STATEMENTS OF CASH FLOWS
               For the years ended August 31, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)



                                                1996        1995       1994
                                                ----        ----       ----

Cash flows from operating activities:
   Net income (loss)                           $  703     $   645      $ (384)
   Adjustments to reconcile net income
     (loss) to net cash provided
     by operating activities:
      Recovery of allowance for
        possible uncollectible amounts           (448)          -           -
      Gain on sale of land                          -        (211)          -
      Partnership's share of venture's income    (198)       (143)       (168)
      Provision for possible investment loss      800           -       1,200
      Changes in assets and liabilities:
         Tax and insurance escrow                 (58)         (9)        111
         Interest and other receivables           (39)        196        (100)
         Prepaid expenses                          (1)         (1)         (1)
         Accrued real estate taxes                  -          13         (94)
         Accounts payable and accrued expenses     (2)       (151)        169
         Accounts payable - affiliates             (2)          1         (44)
         Tenant security deposits and
           other liabilities                       (1)          8          27
                                               -------     ------      ------

            Total adjustments                      51        (297)      1,100
                                               -------     ------      ------
            Net cash provided by
              operating activities                754         348         716
                                               -------     ------      ------

Cash flows from investment activities:
   Proceeds received from repayment of
     mortgage loan and sale of land                 -       3,811       5,608
   Distributions from joint venture               223         198         255
                                               ------      ------      ------
            Net cash provided by
              investing activities                223       4,009       5,863
                                              -------      ------      ------


Cash flows from financing activities:
   Proceeds received from issuance of
     note payable                                  67         811         604
   Principal payments on note payable            (228)       (104)          -
   Distributions to partners                   (4,542)       (727)     (6,359)
                                              -------     -------      ------
            Net cash used in
               financing activities            (4,703)        (20)     (5,755)
                                              -------     -------      -------

Net (decrease) increase in cash and
   cash equivalents                            (3,726)      4,337         824

Cash and cash equivalents,
   beginning of year                            5,379       1,042         218
                                              -------     -------     -------

Cash and cash equivalents, end of year        $ 1,653     $ 5,379     $ 1,042
                                              =======     =======     =======

Cash paid during the year for interest        $   115     $   105     $     4
                                              =======     =======     =======




                           See accompanying notes.

                     PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                               NOTES TO FINANCIAL STATEMENTS

1.  Organization and Nature of Operations

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

         The Partnership originally owned land and made first mortgage loans secured by buildings with respect to six operating investment properties. To date, the Partnership has been prepaid on its investments with respect to two of the original operating properties. As of August 31, 1996, the Partnership's mortgage loans and land lease investments on two of the original properties were still outstanding, and the Partnership owned an equity interest in one operating property through a joint venture partnership which resulted from the settlement of a default under the terms of a first mortgage loan held by the Partnership. In addition, the Partnership owns one operating property directly as a result of foreclosing under the terms of its mortgage loan receivable. See Notes 4, 5 and 6 for a further discussion of the Partnership's outstanding real estate investments.

2.  Use of Estimates and Summary of Significant Accounting Policies

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 1996 and 1995 and revenues and expenses for each of the three years in the period ended August 31, 1996. Actual results could differ from the estimates and assumptions used.

        The Partnership's investments in land subject to ground leases are carried at the lower of cost or net realizable value. The net realizable value of a real estate investment held for long-term investment purposes is measured by the recoverability of the investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its current market value. None of the Partnership's land investments were held for sale as of August 31, 1996 or 1995. The
    Partnership has reviewed FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Partnership's financial statements.

         Mortgage loans receivable are carried at the lower of cost or fair value. Amounts representing deferred interest and land rent receivable resulting from loan and ground lease modifications are fully reserved until collected. The Partnership's policy is to provide for any valuation allowances on its mortgage loan investments on a specific identification basis, principally by evaluating the market value of the underlying collateral since the loans are collateral dependent. In addition, a general loan loss reserve was recorded in fiscal 1990 in an amount equal to $990,000, reflecting management's assessment of the general credit risk applicable to the Partnership's portfolio of mortgage loan investments taken as a whole. During fiscal 1994, $542,000 of this loan loss reserve was applied against the loss incurred in conjunction with the repayment of the Howard Johnson's mortgage loan. In fiscal 1996, the remainder of this loan loss reserve, of $448,000, was reversed as a result of continued improvements in the operating performances of the underlying collateral properties and in real estate market conditions in general (see Note 4).

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

         The mortgage loans receivable, cash and cash equivalents, tax and insurance escrow, interest and other receivables, accounts payable affiliates, accounts payable and accrued liabilities and note payable appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." With the exception of mortgage loans receivable and note payable, the carrying amount of these assets and liabilities approximates their fair value as of August 31, 1996 due to the short-term maturities of these instruments. Information regarding the fair value of the Partnership's mortgage loans receivable is provided in
    Note 4. Due to the likelihood of near term prepayment, the mortgage loans receivable have been valued at the lesser of face value or the estimated fair value of the collateral property, as determined by an independent appraisal. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis (see Note 4 for a further discussion). The fair value of the note payable is estimated using discounted cash flow analysis, based on the current market rates for similar types of borrowing arrangements (see Note 7).

         Certain prior year amounts have been reclassified to conform to the current year presentation.

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

        Under the advisory contract, the Adviser has specific management responsibilities; to administer the day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the General Partners. The Adviser is paid a basic management fee (6% of adjusted cash flow) and an incentive management fee (3% of adjusted cash flow subordinated to a non-cumulative annual return to the Limited Partners equal to 10% based upon their adjusted capital contribution) for services rendered. The Adviser earned basic management fees of $41,000, $45,000 and $42,000 for the years ended August 31, 1996, 1995 and 1994, respectively. No incentive management fees have been earned to date. Accounts payable - affiliates at August 31, 1996 and 1995 consists of management fees payable to the Adviser of $10,000 and $12,000, respectively.

         Included in general  and  administrative  expenses  for the years ended
    August  31,  1996,  1995  and  1994  is  $144,000,  $176,000  and  $161,000,
    respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

         The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $8,000, $2,000 and $1,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1996, 1995 and 1994, respectively.

4.  Mortgage Loan and Land Investments

         The following first mortgage loans were outstanding at August 31, 1996 and 1995 (in thousands):

                                                                          Date
                                                                          of Loan
                             Amount of Loan                               and
       Property             1996        1995        Interest Rate         Maturity
       --------             ----        ----        -------------         --------
    Eden West Apts.       $ 3,500     $ 3,500      Years 1 to 3 - 11%      6/6/84
    Omaha, NE                                      Years 4 to 6 - 11.25%   6/6/99
                                                   Thereafter - 11.50%

    The Timbers             6,978       6,570      11.75%                  9/7/84
      Apartments (1)       (2,703)     (2,295)                             9/1/98
                         --------     -------
    Raleigh, NC             4,275       4,275
                         --------     -------

      Subtotal              7,775       7,775

    Less:  General
      loan reserve (2)          -        (448)
                         --------     -------
                         $  7,775     $ 7,327
                         ========     =======

    (1) See discussion below regarding interest pay rate modifications for the Timbers mortgage loan. Deferred interest is added to the principal balance of the mortgage loan receivable. The Partnership's policy is to reserve for deferred interest until collected.

    (2) The Partnership recorded a general loan loss reserve of $990,000 in 1990 (see Note 2). During fiscal 1994, $542,000 of this loan loss reserve was applied against the loss incurred in connection with the repayment of the Howard Johnson's mortgage loan (see discussion below). As a result of the continued improvement in the operating performances of the two remaining properties securing the Partnership's mortgage loans receivable and in light of the favorable market conditions which continue to exist for most residential apartment properties in general, the Partnership reversed the remainder of this loan loss reserve in fiscal 1996. The recovery of $448,000 is netted with the provision for possible uncollectible amounts on the accompanying statement of operations.

         The loans are secured by first mortgages on the properties, the owner's leasehold interest in the land and an assignment of all tenant leases, where applicable. Interest is payable monthly and the principal is due at maturity.

         In relation to the above-mentioned mortgage loans, the following land purchase-leaseback transactions had also been entered into as of August 31, 1996 and 1995 (in thousands):

                                   Cost of Land
                                to the Partnership
      Property                    1996      1995      Annual Base Rent
      --------                    ----      ----      ------------------

     Eden West Apartments       $  400     $  400     Years 1 to 3  - $44,000
                                                      Years 4 to 6  - $45,000
                                                      Thereafter - $46,000

     The Timbers Apartments        600        600     $ 70,500
                               -------     ------
                               $ 1,000     $1,000
                               ========    ======

         The land leases have terms of 40 years. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon the gross revenues in excess of a base amount, as defined. No additional rent was received during fiscal 1996, 1995 or 1994. The lessees have the option to purchase the land for specified periods of time at a price based on the fair market value, as defined, but not less than the original cost to the Partnership. As of August 31, 1996, both options to purchase the land were exercisable.

         The objectives of the Partnership with respect to its mortgage loan and land investments are to provide current income from fixed mortgage interest payments and base land rents, then to provide increases to this current income through participation in the annual revenues generated by the properties as they increase above specified base amounts. In addition, the Partnership's investments are structured to share in the appreciation in value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage loans or exercise of the options to repurchase the land, the Partnership will receive a 40% share of the appreciation above a specified base amount.

        As discussed further below, the Eden West loan is open to prepayment as of August 31, 1996, and the loan secured by The Timbers becomes prepayable without penalty as of September 1, 1997. Management believes the potential for a near term prepayment of both loans is high. As a result of these circumstances, the mortgage loan instruments have been valued, based on an expected short-term maturity, at the lesser of face value or the estimated fair value of the collateral property. Estimated fair values for the Partnership's mortgage loan investments as of August 31, 1996 are summarized below (in thousands):

                                    Mortgage Loan
                                    -------------

      Eden West Apartments            $ 3,500

      The Timbers Apartments            6,700
                                      -------
                                      $10,200
                                      =======

    The Timbers Apartments
    ----------------------

         During fiscal 1987, the Partnership agreed to modify the payment terms of the loan secured by The Timbers Apartments. Under the terms of The Timbers modification, which was effective on October 1, 1986, for a period of approximately thirty months, a portion of the interest payable was deferred and added to the principal balance. During fiscal 1989, the debt modification expired and a new modification was negotiated. The terms included an extension of the deferral period and the loan maturity to September of 1998. The amount due to the Partnership will continue to be equal to the cash flow of the property available after the payment of operating expenses not to exceed 11.75% of the note balance, but in no event less than 7.75% of the note balance. The amount deferred each year will accrue interest at the original rate of 11.75% beginning at the end of that year and the total deferred amount plus accrued interest will be payable upon maturity of the note in September of 1998. The loan may be prepaid without penalty at any time after September 1, 1997.

         During fiscal 1994, the Partnership received the minimum payments due under the note of $331,000. During fiscal 1996 and 1995, the Partnership received payments totalling $385,000 and $509,000 respectively, toward the interest owed on the loan secured by The Timbers. Due to the Partnership's policy of reserving for deferred interest until collected, such cash payments reflect the interest income recognized in the Partnership's statements of operations for such years (net of the provision for possible uncollectible amounts). Gross interest income at the original rate of 11.75% per annum would have accrued for each of the three years ended August 31, 1996, 1995 and 1994 in the amount of $502,000 had the modifications referred to above not been necessary. The Partnership has established an allowance for possible uncollectible amounts for the cumulative amount of deferred interest owed under the Timbers modification ($2,703,000 and $2,295,000 at August 31, 1996 and 1995, respectively) due to the uncertainty as to the collection of the deferred interest from this investment.

    Eden West Apartments
    --------------------

         During the last quarter of fiscal 1995, the Partnership received notice from the Eden West borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land. The amount to be received by the Partnership as its share of the appreciation of the Eden West property has not been agreed upon to date. The terms of the Partnership's ground lease provide for the possible resolution of disputes between the parties over value issues through an arbitration process. In addition to the amount to be determined as the Partnership's share of the property's appreciation under the ground lease, the terms of the Eden West mortgage loan require a prepayment penalty which would be equal to 2.5% of the outstanding principal balance of $3,500,000 through May 1997. Subsequent to May 31, 1997, the prepayment penalty declines to 1.25% for the next twelve months, after which there would be no prepayment penalty for the remainder of the term through maturity in June 1999. If completed, the proceeds of any prepayment transaction would be distributed to the Limited Partners. However, the transaction remains contingent on, among other things, a resolution of the value issue and the borrower obtaining sufficient financing to repay its obligations to the Partnership. Accordingly, there are no assurances that this transaction will be consummated.

    Harbour Bay Plaza
    -----------------

         Effective August 25, 1995, the borrower of the Harbour Bay Plaza loan repaid the Partnership's first leasehold mortgage loan secured by Harbour Bay Plaza Shopping Center and purchased the Partnership's interest in the underlying land for total consideration of $3,833,000. Such consideration included the repayment of the principal balance of the mortgage loan, of $2,850,000, plus interest accrued through August 25, 1995, of $23,000. The Partnership's cost basis in the land was $750,000. Pursuant to the ground lease, the Partnership received $211,000 in excess of the outstanding mortgage loan and land investments as its share of the appreciation in value of the operating investment property above a specified base amount. The net proceeds from this transaction were distributed to the Limited Partners as a Special Distribution of $106 per original $1,000 investment on October 13, 1995.

    Howard Johnson's Motor Lodge
    ----------------------------

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

         Effective April 1, 1994, the borrower sold the Howard Johnson's Motor Lodge and repaid the Partnership's land and loan investments in accordance with the terms of the third modification agreement. The total net proceeds received by the Partnership amounted to approximately $5.9 million. In accordance with the third modification agreement, such proceeds included the payment of $292,000 of deferred debt service and ground rent, which had previously been fully reserved for. The remaining proceeds of approximately $5,608,000 were less than the combined carrying value of the mortgage loan and land investments of $6,150,000. The resulting deficiency, of approximately $542,000, was charged against the outstanding general loan loss reserve. Accordingly, the aforementioned transaction did not result in the recognition of a loss for financial reporting purposes in fiscal 1994. The Partnership retained approximately $283,000 of the net proceeds from the Howard Johnson's disposition in order to maintain adequate cash reserve balances. The remainder was paid out to the Limited Partners through a special distribution of approximately $5,617,000, or $155 per original $1,000 investment, which was made on May 25, 1994.

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

     The estimated fair value of the Partnership's equity interest in the Marshalls at East Lake joint venture is below the carrying value of the investment on the accompanying balance sheet as of August 31, 1996 by approximately $450,000. However, based on management's estimates of future cash flows, the carrying value is expected to be recovered. Accordingly, no impairment writedown has been recognized. If management's estimates of future cash flows or expected holding period prove to be inaccurate, the Partnership may be unable to recover the carrying value of the joint venture investment as of August 31, 1996.

         Condensed financial statements of this joint venture follow.

                           Condensed Balance Sheet
                           August 31, 1996 and 1995
                                (in thousands)
                                    Assets

                                                      1996            1995
                                                      ----            ----

   Current assets                                  $     115        $      16
   Operating investment property, net                  3,034            3,162
   Other assets                                           73               74
                                                   ---------        ---------
                                                   $   3,222        $   3,252
                                                   =========        =========

                      Liabilities and Partners' Capital

   Current liabilities                            $       30       $       37
   Other liabilities                                      19               17

   Partnership's share of capital                      3,173            3,198
                                                  ----------       ----------
                                                  $    3,222       $    3,252
                                                  ==========       ==========

                       Condensed Summary of Operations
               For the years ended August 31, 1996, 1995, 1994
                                (in thousands)

                                                1996        1995        1994
                                                ----        ----        ----
   Rental income and
    expense reimbursements                    $   506      $  444     $   468
   Interest and other income                        2           2           1
                                              -------      ------     -------
                                                  508         446         469

   Interest expense                                 -           -           2
   Property operating expenses                    163         161         167
   Depreciation and amortization                  147         142         132
                                             --------      ------     -------
                                                  310         303         301
                                             --------      ------     -------
   Net income                                $    198      $  143     $   168
                                             ========      ======     =======

   Net income:
       Partnership's share of net income     $    198      $  143    $    168
       Co-venturer's share of net income            -           -           -
                                             --------      ------    --------
                                             $    198      $  143    $    168
                                             ========      ======    ========

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

         A description of the operating property owned by the joint venture and the terms of the joint venture agreement are summarized below:

    Marshall's at East Lake Partnership
    -----------------------------------

    Marshall's at East Lake Partnership, a Delaware general partnership ("the joint venture") was organized on December 11, 1991 by the Partnership and Oxford/Concord Associates ("Oxford"), a Georgia joint venture, to acquire, own and operate Marshall's at East Lake Shopping Center. The property, which was 94% leased as of August 31, 1996, is a 55,175 square foot shopping center on approximately 6.7 acres of land in suburban Atlanta, Georgia.

    The joint venture agreement provides that all taxable income for any fiscal year will, in general, be allocated to the Partnership until it has received income allocations equal to a cumulative 9% return upon its defined invested capital ($4,250,000 at August 31, 1996). Thereafter, taxable income will be allocated 80% to the Partnership and 20% to Oxford. In general, all tax losses will be allocated to the Partnership.

    The joint venture agreement also provides that cash flow, as defined, be distributed monthly to the Partnership until it has received cumulative distributions equal to a 9% return upon its defined invested capital. Thereafter, cash flow will be distributed 80% to the Partnership and 20% to Oxford. The Partnership received distributions from the joint venture totalling $223,000, $198,000 and $255,000 during the years ended August 31, 1996, 1995 and 1994, respectively. The Partnership would need to receive additional distributions of $598,000 to reach a cumulative non-compounded return of nine percent on its defined investment capital as of August 31, 1996. Proceeds from any capital transaction, as defined, shall be distributed first to the Partnership until it has received aggregate distributions equal to a 9% return upon its defined invested capital;
    second, to the Partnership until it has received an amount equal to its defined invested capital; and the balance, if any, will be distributed 80% to the Partnership and 20% to Oxford. The Partnership entered into a property management contract with New Market Management Company (the "Manager"), an affiliate of Oxford, for the management of the property. As compensation for management services provided to the joint venture, the Manager receives a management fee equal to 5% of gross cash receipts, as defined, subject to a monthly minimum of $2,000. Such fees amounted to $25,000, $25,000 and $23,000 for the years ended August 31, 1996, 1995 and
    1994, respectively. The Partnership and Oxford must make all decisions unanimously relating to the business and affairs of the joint venture. However, the Partnership can unilaterally, without the approval of Oxford, terminate upon thirty days' written notice the current management company.

6.  Investment Property Held for Sale

    Mercantile Tower Office Building
    --------------------------------

        The Partnership assumed ownership of the Mercantile Tower office building, in Kansas City, Missouri, on April 12, 1993 through a deed-in-lieu of foreclosure action following a default under the terms of a first mortgage loan held by the Partnership. The Partnership complies with the guidelines set forth in the Statement of Position entitled "Accounting for Foreclosed Assets", issued by the American Institute of Certified Public Accountants, to account for its investment properties acquired through foreclosures. Under the Statement of Position, a foreclosed asset is recorded at the lower of cost or estimated fair value, reduced by the estimated costs to sell the asset. Cost is defined as the fair value of the asset at the date of the foreclosure. Declines in the estimated fair value of the asset subsequent to foreclosure are recorded through the use of a valuation allowance. Subsequent increases in the estimated fair value of the asset result in reductions in the valuation allowance, but not below zero. The combined balance of the land and the mortgage loan investment at the time title was transferred was $10,500,000. The estimated fair value of the operating property at the date of foreclosure, net of selling expenses, was $9,500,000. Accordingly, a write-down of $1,000,000 was recorded as a loss on foreclosure in the statement of operations for fiscal 1993. In fiscal 1996 and 1994, the Partnership recorded provisions for possible investment loss in the amounts of $300,000 and $1,200,000, respectively, to reflect declines in management's estimate of the fair value of the investment property. The net carrying value of the Mercantile Tower investment property at August 31, 1996 and 1995, of $8,000,000 and $8,300,000, respectively, is classified as investment property held for sale on the Partnership's balance sheets.

        The Partnership records income from the investment property held for sale in the amount of the difference between the property's gross revenues and property operating expenses (including leasing costs and improvement expenses), taxes and insurance. Summarized operating results for Mercantile Tower for the years ended August 31, 1996, 1995 and 1994 (in thousands):

                                                 1996     1995       1994
                                                 ----     ----       ----

        Rental revenues and expense recoveries  $1,811   $1,654     $1,574
        Other income                                 5        -          2
                                                -------  ------    -------
                                                 1,816    1,654      1,576

        Property operating expenses (1)          1,193    1,993      2,044
        Property taxes and insurance               244      287        294
        Interest expense                           114      112          4
                                               -------   ------    -------
                                                 1,551    2,392      2,342
                                               -------   ------    -------
        Income (loss) from investment property
          held for sale, net                   $   265   $ (738)   $  (766)
                                               =======   ======    =======

(1) As discussed in Note 2, in accordance with the Partnership's accounting policy for assets held for sale, capital improvement costs are expensed as incurred. Included in property operating expenses for the years ended August 31, 1996, 1995 and 1994 is capital improvement costs of $159,000, $965,000 and $1,141,000, respectively.

7.  Note payable

      Note payable as of August 31, 1996 and 1995 consists of the following secured indebtedness (in thousands):
                                                     1996          1995
                                                     ----          ----
   Line-of-credit  borrowings secured
    by the Mercantile  Tower property
    (see  Note 6).  Draws  under  the
    line,   up   to  a   maximum   of
    $2,000,000,  can be made  through
    February 28,  1998,  only to fund
    approved   leasing   and  capital
    improvements costs related to the
    Mercantile  Tower  property.  The
    outstanding    borrowings    bear
    interest  at the prime  rate plus
    1%   per   annum.   Interest-only
    payments  were  due on a  monthly
    basis  through   February   1995.
    Thereafter, monthly principal and
    interest payments are due through
    maturity  on February  10,  2001.
    The   fair   value  of  the  note
    payable approximated its carrying
    amount as of August 31,  1996.                  $ 1,150      $ 1,311
                                                    =======      =======

      Scheduled maturities of the outstanding debt for the next six years are as follows (in thousands):

            1997             $   256
            1998                 256
            1999                 255
            2000                 255
            2001                 128
                             -------
                             $ 1,150
                             =======

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

            1997           $   1,554
            1998               1,261
            1999                 982
            2000                 840
            2001                 766
            Thereafter         1,936
                           ---------
                           $   7,339
                           =========

9.  Contingencies

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

         The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in Paine Webber Qualified Plan Property Fund Two, LP., PaineWebber, Second Qualified Property Fund, Inc. and PA (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and
    (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in Paine Webber Qualified Plan Property Fund Two, LP, also alleged that following the sale of the partnership interests, PaineWebber, Second Qualified Properties, Inc. and PA misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, Second Qualified Properties, Inc. and PA violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement is scheduled to continue in November 1996.

         In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. Mediation hearings are scheduled to be held in December 31, 1996. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

         Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.

10. Subsequent Events

    On October 15, 1996, the Partnership distributed $167,000 to the Limited Partners and $2,000 to the General Partners for the quarter ended August 31, 1996.

Schedule III - Real Estate Owned

                     PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP
                                      August 31, 1996
                                      (In thousands)


                                 Cost Basis of    Gross Amount at          Date of
                                 Investment to    Which Carried            Original       Size
Description         Encumbrances Partnership (A)  at Close of Period (A)   Investment     of Investment
-----------         ------------ ---------------  ----------------------   ----------     -------------
Office Building     $ 1,150      $10,500           $ 9,500                   4/29/83       13,500 net
Kansas City, MO (1)                                                                        rentable sq. ft.
                                                                                           on  32,000 sq. ft.
                                                                                           of land

Land underlying          -          400                400                   6/6/84        10.2 acres
Apartment Complex (B)
Omaha, NE

Land underlying          -          600                600                   9/7/84        18 acres
Apartment Complex (B)
Raleigh, NC        -------      -------            -------
                   $ 1,150      $11,500            $10,500
                   =======      =======            =======

Notes:
     (A) These amounts represent the original cost of each investment and the gross amount at which these investments are carried on the balance sheet at August 31, 1996. The aggregate cost for federal income tax purposes at August 31, 1996 is approximately $8,327,000.

     (B) All senior mortgages on the land investments are held by Paine Webber Qualified Plan Property Fund Two, LP. See Schedule IV.

     (C) Reconciliation of real estate owned:
                                                1996        1995        1994
                                                ----        ----        ----

         Balance at beginning of year         $ 10,500     $11,250     $12,350
         Acquisitions                                -           -           -
         Dispositions (2)                            -        (750)     (1,100)
                                              --------     -------     -------
         Balance at end of year               $ 10,500     $10,500     $11,250
                                              ========     =======     =======

     (1) The Partnership assumed ownership of the Mercantile Tower Office Building located in Kansas City, Missouri, on April 12, 1993 as a result of foreclosure proceedings. The balance of the mortgage note at the time title was transferred was $9,500,000 and the land had a cost basis to the Partnership of $1,000,000. The Partnership recorded a $1,000,000 write-down to reflect the estimate of the property's fair value at the time of foreclosure, net of selling expenses. In fiscal 1996 and 1994, the Partnership recorded provisions for possible investment loss in the amounts of $800,000 and $1,200,000, respectively, to reflect declines in management's estimate of the fair value of the investment property. Accordingly, the net carrying value of the investment on the Partnership's balance sheet at August 31, 1996 amounted to $7,500,000. See Note 6 to the financial statements accompanying this Annual Report for a further discussion of these events.

     (2) See Note 4 to the financial statements for a discussion of the sale of the land underlying the Howard Johnson's Motor Lodge during fiscal 1994 and the sale of the land underlying the Harbour Bay Plaza Shopping Center during fiscal 1995.


Schedule IV - Investments in Mortgage Loans on Real Estate

                    PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP
                                 August 31, 1996
                                 (In thousands)
                                                                                                                    Principal
                                                                                                                    amount of
                                                                                                                    loans subject
                                                                                                       Carrying     to delinquent
                                         Final maturity     Periodic                 Face amount of    amount of    principal
       Description     Interest rate        Date            payment terms            mortgage          mortgage     or interest
       -----------     -------------   -----------------    -------------            --------          --------     -----------
  First Mortgage Loans:

Apartment Complex       11.5%           June 6, 1999        Interest monthly,        $  3,500         $  3,500        -
Omaha, NE                                                   principal at maturity

Apartment Complex       11.75% (1)      September 1, 1998   Interest monthly,           6,978            6,978         -
Raleigh, NC                                                 principal at maturity                       (2,703) (1)
                                                                                                      --------
                                                                                                         4,275
                                                                                     --------         --------
TOTALS                                                                               $ 10,478         $  7,775
                                                                                     ========         ========

                                                        1996              1995              1994
                                                        ----              ----              ----
Balance at beginning of period                       $ 7,327           $10,177           $14,685
Additions during the period:
  Interest deferrals, net (1)                            408               235               370
Dispositions during the period:
  Repayment of mortgage loans receivable (2)               -            (2,850)           (4,508)
Recovery of (provision for) possible
  uncollectible amounts (1)                               40              (235)             (370)
                                                     -------           -------           -------
Balance at end of period                             $ 7,775           $ 7,327           $10,177
                                                     =======           =======           =======

(1) See Note 4 to the financial statements for information regarding certain valuation accounts and modifications to the payment terms associated with The Timbers (Raleigh) mortgage loan. Deferred interest is added to the principal balance of the mortgage loan receivable. The Partnership's policy is to reserve for deferred interest until collected.

(2) During fiscal 1994, the Howard Johnson's Motor Lodge was sold and the Partnership's land and loan investments were repaid in accordance with the terms of the third modification agreement. During fiscal 1995, the Harbour Bay Plaza mortgage loan was repaid. See Note 4 to the Financial Statements accompanying this Annual Report for a further discussion of these events.