Form 10-Q
period 1996-11-30
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO LP
filed 1997-01-14
CIK 700913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q


    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X.     No .
                                   -----

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                                 BALANCE SHEETS
                November 30, 1996 and August 31, 1996 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                    November 30      August 31
                                                    -----------      ---------

Real estate investments:
   Land                                              $  1,000         $ 1,000
   Mortgage loans receivable, net                       7,775           7,775
   Investment in joint venture, at equity               3,156           3,173
   Investment property held for sale, net               7,500           7,500
                                                     --------         -------
                                                       19,431          19,448

Cash and cash equivalents                               1,645           1,653
Tax and insurance escrow                                  258             255
Interest and other receivable                             132             129
Prepaid expenses                                           10              16
                                                     --------         -------
                                                     $ 21,476        $ 21,501
                                                     ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

Accrued real estate taxes                            $    202         $   183
Accounts payable and accrued expenses                      65              93
Accounts payable - affiliates                              10              10
Tenant security deposits and other liabilities             54              55
Note payable                                            1,086           1,150
Total partners' capital                                20,059          20,010
                                                     --------        --------
                                                     $ 21,476        $ 21,501
                                                     ========        ========
















                             See accompanying notes.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP



                              STATEMENTS OF INCOME
        For the three months ended November 30, 1996 and 1995 (Unaudited)
                     (In thousands, except per Unit amounts)

                                           1996         1995
                                           ----         ----

Revenues:
   Interest from mortgage loans        $    306        $   294
   Land rent                                 29             29
   Other interest income                     20             49
                                       --------        -------
                                            355            372

Expenses:
   Management fees                           10             12
   General and administrative                55             67
   Provision for possible uncollectible
     amounts                                123             56
                                      ---------       --------
                                            188            135
                                      ---------       --------


Operating income                            167            237

Partnership's share of venture's
   income                                    40             43

Income from operations of
   investment property held for
   sale, net                                 11            105
                                      ---------      ---------

Net income                            $     218      $     385
                                      =========      =========

Net income per Limited
  Partnership Unit                        $6.02       $  10.53
                                          =====       ========

Cash distributions per Limited
  Partnership Unit                        $4.62        $111.28
                                          =====        =======






   The above net income and cash distributions per Limited Partnership Unit are based upon the 36,241 Units of Limited Partnership Interest outstanding during each period.







                             See accompanying notes.

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
        For the three months ended November 30, 1996 and 1995 (Unaudited)
                                 (In thousands)


                                                           General    Limited
                                                           Partners   Partners
                                                           --------   --------

Balance at August 31, 1995                                   $(33)    $23,882
Cash distributions                                             (2)     (4,033)
Net income                                                      4         381
                                                             ----     -------
Balance at November 30, 1995                                 $(31)    $20,230
                                                             ====     =======

Balance at August 31, 1996                                   $(33)    $20,043
Cash distributions                                             (2)       (167)
Net income                                                      2         216
                                                            -----     -------
Balance at November 30, 1996                                $ (33)    $20,092
                                                            =====     =======






















                             See accompanying notes.

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                            STATEMENTS OF CASH FLOWS
        For the three months ended November 30, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                        1996            1995
                                                        ----            ----

Cash flows from operating activities:
  Net income                                        $   218           $   385
  Adjustments to reconcile net income to
    net cash provided by operating activities:
   Partnership's share of venture's income              (40)              (43)
   Changes in assets and liabilities:
     Tax and insurance escrow                            (3)              (48)
     Interest and other receivables                      (3)              (35)
     Prepaid expenses                                     6                 5
     Accrued real estate taxes                           19                23
     Accounts payable and accrued expenses              (28)              (66)
     Tenant security deposits                            (1)               (3)
                                                    -------           -------
      Total adjustments                                 (50)             (167)
                                                    -------           -------
      Net cash provided by operating activities         168               218
                                                    -------           -------

Cash flows from investing activities:
  Distributions from joint venture                       57                 -
                                                    -------           -------

Cash flows from financing activities:
  Additional borrowings under note payable               -                 67
  Principal payments on note payable                    (64)              (52)
  Distributions to partners                            (169)           (4,035)
                                                    -------           -------
      Net cash used in financing activities            (233)           (4,020)
                                                    -------           -------

Net decrease in cash and cash equivalents                (8)           (3,802)

Cash and cash equivalents, beginning of period        1,653             5,379
                                                    -------           -------

Cash and cash equivalents, end of period            $ 1,645           $ 1,577
                                                    =======           =======

Supplemental disclosure:
  Cash paid during the period for interest          $    27           $    25
                                                    ======            =======












                             See accompanying notes.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP
                          Notes to Financial Statements
                                   (Unaudited)



1.    General
      ------

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended August 31, 1996. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

        The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of November 30, 1996 and August 31, 1996 and revenues and expenses for the three months ended November 30, 1996 and 1995. Actual results could differ from the estimates and assumptions used.

2.    Related Party Transactions
      ---------------------------

      The Adviser earned basic management fees of $10,000 and $12,000 for the three-month periods ended November 30, 1996 and 1995, respectively. Accounts payable - affiliates at both November 30, 1996 and August 31, 1996 consists of management fees of $10,000 payable to the Adviser.

      Included in general and administrative expenses for each of the three-month periods ended November 30, 1996 and 1995 is $37,000 representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for each of the three-month periods ended November 30, 1996 and 1995 is $2,000 representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.    Mortgage Loan and Land Investments
      ----------------------------------

      The outstanding first mortgage loans and the cost of the related land to the Partnership at November 30, 1996 and August 31, 1996 are as follows (in thousands):

                                 Amount
      Property                of Mortgage Loan                 Cost of Land
      --------                ----------------                 ------------

  Eden West Apartments         $  3,500                         $   400
    Omaha, NE

  The Timbers Apartments          4,275  (1)                        600
    Raleigh, NC                --------                         -------

                               $  7,775                         $ 1,000
                               ========                         =======

(1) The balance shown is net of an allowance for possible uncollectible amounts of $2,826 and $2,703, respectively, as of November 30, 1996 and August 31, 1996 (see discussion below).

      The loans are secured by first mortgages on the properties, the owner's leasehold interest in the land and an assignment of all leases, where applicable. Interest is payable monthly at rates between 11.5% and 11.75% per annum and the principal is due at maturity. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon the gross revenues in excess of a base amount, as defined. For the three-month periods ended November 30, 1996 and 1995, no additional rents were received. As discussed in the Annual Report, the lessees have the option to purchase the land for specified periods of time at a price based on fair market value, as defined, but not less than the original cost to the Partnership. As of November 30, 1996, all of the options to purchase the land were exercisable.

      The objectives of the Partnership with respect to its mortgage loan and land investments are to provide current income from fixed mortgage interest payments and base land rents, then to provide increases to this current income through participation in the annual revenues generated by the properties as they increase above the specified base amounts. In addition, the Partnership's investments are structured to share in the appreciation in value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage loan or exercise of the option to repurchase the land, the terms of the leases call for the Partnership to receive a 40% to 52% share of the appreciation above a specified base amount.

      As discussed further below, the Eden West loan is open to prepayment as of November 30, 1996, and the loan secured by The Timbers becomes prepayable without penalty as of September 1, 1997. Management believes the potential for a near term prepayment of both loans is high. As a result of these circumstances, the mortgage loan instruments have been valued, based on an expected short-term maturity, at the lesser of face value or the estimated fair value of the collateral property. Estimated fair values for the Partnership's mortgage loan investments as of November 30, 1996 are summarized below (in thousands):

                                    Mortgage Loan
                                    -------------

      Eden West Apartments            $ 3,500

      The Timbers Apartments            6,700
                                      -------
                                      $10,200
                                      =======

      Eden West Apartments
      --------------------

      During the last quarter of fiscal 1995, the Partnership received notice from the Eden West borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land. The amount to be received by the Partnership as its share of the appreciation of the Eden West property has not been agreed upon to date. The terms of the Partnership's ground lease provide for the possible resolution of disputes between the parties over value issues through an arbitration process. In addition to the amount to be determined as the Partnership's share of the property's appreciation under the ground lease, the terms of the Eden West mortgage loan require a prepayment penalty which would be equal to 2.5% of the outstanding principal balance of $3,500,000 through May 1997. Subsequent to May 31, 1997, the prepayment penalty declines to 1.25% for the next twelve months, after which there would be no prepayment penalty for the remainder of the term through maturity in June 1999. If completed, the proceeds of any prepayment transaction would be distributed to the Limited Partners. However, the transaction remains contingent on, among other things, a resolution of the value issue, and the borrower has not pursued negotiations in recent months. Accordingly, there are no assurances that this transaction will be consummated.

      The Timbers Apartments
      ----------------------

      Under the terms of the Timbers modification executed in fiscal 1989, the amount payable to the Partnership is equal to the cash flow of the property available after the payment of operating expenses, not to exceed 11.75% of the note balance, but in no event less than 7.75% of the note balance. The amount deferred each year will accrue interest at the original rate of 11.75% beginning at the end of that year and the total deferred amount plus accrued interest will be payable upon maturity of the note in September of 1998. The total balance of the principal and deferred interest receivable at November 30, 1996 and August 31, 1996 was $7,101,000 and $6,978,000, respectively. The Partnership has established an allowance for possible uncollectible amounts for the cumulative amount of deferred interest owed under the Timbers modification ($2,826,000 at November 30, 1996 and $2,703,000 at August 31, 1996) due to the uncertainty as to the collection of the deferred interest from this investment.

      Harbour Bay Plaza
      -----------------

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

4.    Investment in Joint Venture
      ---------------------------

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

      The estimated fair value of the Partnership's equity interest in the Marshalls at East Lake joint venture is below the carrying value of the investment on the accompanying balance sheet as of November 30, 1996 by approximately $450,000. However, based on management's estimates of future cash flows, the carrying value is expected to be recovered. Accordingly, no impairment writedown has been recognized. If management's estimates of future cash flows or expected holding period prove to be inaccurate, the Partnership may be unable to recover the carrying value of the joint venture investment as of November 30, 1996.

      Summarized operating results of the venture for the three-month periods ended November 30, 1996 and 1995 are as follows (in thousands):

                                                 1996       1995
                                                 ----       ----
   Revenues:
      Rental revenues and
        expense reimbursements                 $  129      $  124

   Expenses:
      Property operating expenses                  31          36
      Real estate taxes                            21           9
      Depreciation and amortization                37          36
                                               ------      ------
                                                   89          81
                                               ------      ------
   Net income                                  $   40      $   43
                                               ======      ======

   Net income:
      Partnership's share of net income       $    40     $    43
      Co-venturer's share of net income             -           -
                                              -------     -------
                                              $    40     $    43
                                              =======     =======

5.    Investment Property Held for Sale
      --------------------------------

      Mercantile Tower Office Building
      --------------------------------

      As discussed in the Annual Report, the Partnership assumed ownership of the Mercantile Tower Office Building, in Kansas City, Missouri, through a deed-in-lieu of foreclosure action on April 12, 1993 as a result of certain defaults on the Partnership's mortgage loan receivable. The Partnership complies with the guidelines set forth in the Statement of Position entitled "Accounting for Foreclosed Assets," issued by the American Institute of Certified Public Accountants, to account for its investment properties acquired through foreclosures. Under the Statement of Position, a foreclosed asset is recorded at the lower of cost or estimated fair value, reduced by the estimated costs to sell the asset. Cost is defined as the fair value of the asset at the date of the foreclosure. Adjustments to the carrying value of the assets subsequent to foreclosure are recorded through the use of a valuation allowance. The combined balance of the land and the mortgage loan investment at the time title was transferred was $10,500,000. The estimated fair value of the operating property at the date of foreclosure, net of selling expenses, was $9,500,000. Accordingly, a write-down of $1,000,000 was recorded as a loss on foreclosure in fiscal 1993. Since the date of the foreclosure, the Partnership has recorded provisions for possible investment loss totalling $2,000,000 to reflect additional declines in management's estimate of the fair value of the investment property. The net carrying value of the Mercantile Tower investment property as of November 30, 1996 and August 31, 1996, of $7,500,000, is classified as an investment property held for sale on the accompanying balance sheets.

      The Partnership records income from the investment property held for sale in the amount of the difference between the property's gross revenues and property operating expenses (including leasing costs and improvement expenses), taxes and insurance. Summarized operating results for Mercantile Tower for the three-month periods ended November 30, 1996 and 1995 are as follows (in thousands):

                                                1996        1995
                                                ----        ----

Revenues:
   Rental revenues and expense
     recoveries                               $  417        $ 412
   Interest and other income                       4            2
                                              ------        -----
                                                 421          414

Expenses:
   Property operating expenses                   322          219
   Interest expense                               27           25
   Property taxes and insurance                   61           65
                                              ------        -----
                                                 410          309
                                              ------        -----
Income from operations of investment
   property held for sale, net                $   11        $ 105
                                              ======        =====

   The above property operating expenses for the three months ended November 30, 1996 includes capital improvements and leasing costs of $54,000.

6.  Note payable
    ------------

     Note payable as of November 30, 1996 and August 31, 1996 consists of the following secured indebtedness (in thousands):

                                                     November 30  August 31
                                                     -----------  ---------

     Line of credit  borrowings  secured
     by the  Mercantile  Tower  property
     (see Note 5). Draws under the line,
     up to a maximum of $2,000,000,  can
     be made through  February 28, 1998,
     only to fund  approved  leasing and
     capital  improvement  costs related
     to the Mercantile  Tower  property.
     The  outstanding   borrowings  bear
     interest  at the prime rate  (8.25%
     at November  30,  1996) plus 1% per
     annum.  Interest-only payments were
     due  on  a  monthly  basis  through
     February 1995. Thereafter,  monthly
     principal and interest payments are
     due  through  maturity  on February
     10,  2001.  The  fair  value of the
     note   approximated   its  carrying
     amount as of November  30,  1996.                 $1,086       $ 1,150
                                                       =======      =======

7.  Contingencies
    --------------

      As discussed in more detail in the Annual Report, the Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to estimate the impact, if any, of these matters on the Partnership's financial statements, taken as a whole.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      As discussed in the Annual Report, the mortgage loans secured by the Eden West Apartments and The Timbers Apartments bear interest at annual rates of 11.5% and 11.75%, respectively. The Eden West loan prohibited prepayment through June 1, 1994 and includes a prepayment premium for any prepayment between June 1994 and May 1998 at rates between 5% and 1.25% of the mortgage loan balance. The Timbers loan contains a prohibition against prepayment until September 1, 1997. With current market interest rates for first mortgage loans considerably lower than the rates on the Partnership's mortgage loan investments, and with the continued availability of credit in the capital markets for real estate transactions, the likelihood of the Partnership's mortgage loan investments being prepaid in the near term is high. The Partnership received notice during the fourth quarter of fiscal 1995 from the Eden West borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land. However, the amount to be received by the Partnership as its share of the appreciation of the Eden West property has not been agreed upon to date. The terms of the Partnership's ground lease provide for the possible resolution of disputes between the parties over value issues through an arbitration process. The borrower could require the Partnership to submit to such an arbitration process during fiscal 1997, although to date its has given no formal indication of an intent to do so. In addition to the amount to be determined as the Partnership's share of the property's appreciation under the ground lease, the terms of the Eden West mortgage loan require a prepayment penalty which would be equal to 2.5% of the outstanding principal balance of $3,500,000 through May 1997. Subsequent to May 31, 1997, the prepayment penalty declines to 1.25% for the next twelve months, after which there would be no prepayment penalty for the remainder of the term through maturity in June 1999. If completed, the proceeds of any prepayment transaction would be distributed to the Limited Partners. However, a prepayment transaction remains contingent on, among other things, a resolution of the value issue, and the borrower has not pursued negotiations in recent months. Accordingly, there are no assurances that a transaction will be consummated.

      Occupancy at the Marshalls at East Lake Shopping Center as of November 30, 1996 was 94%. During the quarter ended November 30, 1996, the property's management team completed negotiations with a 7,600 square foot tenant for a new lease with a three-year term which includes the option to terminate the lease obligation as of December 31, 1997. The leasing team continues to seek one or more long-term users for the property's remaining vacancy of 3,300 square feet. The only property improvements planned for Marshalls at East Lake for fiscal 1997 are to the parking area at the rear of the center.

      The occupancy level at the wholly-owned Mercantile Tower Office Building declined to 57% as of November 30, 1996, from 58% as of August 31, 1996. As previously reported, the pace of the lease-up at Mercantile Tower has been well below management's expectations. With significant competition in the downtown Kansas City office market, management is finding it difficult to obtain economically viable lease terms from the number of tenants which are looking to lease space in the market. Recent leasing activity at Mercantile Tower has included one new lease for approximately 3,000 square feet and the signing of two new leases subsequent to the quarter end that will increase the building's occupancy by approximately 3%. In addition, two lease amendments for approximately 7,400 square feet of expansion space have been sent to the tenants for signature. The installation of a new exterior stairway to replace an outdoor escalator is now nearing completion. Stabilizing the operations of the Mercantile Tower property, which represented 32% of the Partnership's original investment portfolio, remains the primary goal of management. Until a stabilized occupancy level is achieved, the Partnership's investment in Mercantile Tower is not expected to generate any significant excess cash flow. Available cash flow, for the most part, will be reinvested in enhancements aimed at improving the marketability of the vacant space at the property as well as for leasing costs for new and renewing tenants above the amounts available under the $2 million line of credit obtained in fiscal 1994.

    At November 30, 1996, the Partnership had available cash and cash equivalents of $1,645,000. Such cash and cash equivalents will be used for the Partnership's working capital requirements and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's real estate and mortgage loan investments, repayment of the Partnership's mortgage loans receivable and the proceeds from the sales or refinancings of the underlying land, the operating investment property and the joint venture investment property. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended November 30, 1996
------------------------------------

    The Partnership reported net income of $218,000 for the three months ended November 30, 1996 compared to $385,000 for the same period in the prior year. This decrease in the Partnership's net income resulted from a $94,000 decrease in income from operations of investment property held for sale, a $70,000 decrease in the Partnership's operating income and a $3,000 decrease in the Partnership's share of venture's income. The Partnership's income from the operations of the Mercantile Tower property decreased by $94,000 primarily due to increases in repairs and maintenance and capital improvement expenses which were partially offset by an increase in parking garage income. The Partnership's operating income decreased primarily due to an increase in the provision for possible uncollectible amounts and a decrease in other interest income which were partially offset by an increase in interest from mortgage loans and a decrease in general and administrative expenses. The provision for possible uncollectible amounts increased by $67,000 in the current period due to lower payments received from the borrower of the Timbers mortgage loan toward deferred interest receivable when compared to the same three-month period in the prior year. Interest earned on invested cash reserves decreased by $29,000 in the current period due to a decrease in average outstanding cash balances. Interest from mortgage loans increased by $12,000 in the current period as a result of the ongoing compounding of interest on the Timbers mortgage loan balance. General and administrative expenses decreased by $12,000 largely due to additional professional fees incurred in the three month period ended November 30, 1995. The slight decrease in the Partnership's share of venture's income was mainly due to an increase in real estate taxes at the Marshalls at East Lake property in the current period.

                                     PART II
                                Other Information

Item 1. Legal Proceedings
-------------------------

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and a ruling by the court as a result of this final hearing is currently pending.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate action was held in December 1996. As a result of such mediation, a tentative settlement between PaineWebber and the plaintiffs was reached which would provide for complete resolution of such action. PaineWebber anticipates that releases and dismissals with regard to this action will be received by February 1997.

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

                             PAINE WEBBER QUALIFIED PLAN PROPERTY
                                         FUND TWO, LP


                             By:  SECOND QUALIFIED PROPERTIES, INC.
                                      Managing General Partner





                              By:  /s/ Walter V. Arnold
                                   -------------------
                                  Walter V. Arnold
                                  Senior Vice President and Chief
                                  Financial Officer


Dated:  January 13, 1997