Form 10-Q
period 1997-02-28
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO LP
filed 1997-04-14
CIK 700913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q


    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 28, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X.        No ._____
                                     -----

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                                 BALANCE SHEETS
                February 28, 1997 and August 31, 1996 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                    February 28      August 31
                                                    -----------      ---------

Real estate investments:
   Land                                              $  1,000         $ 1,000
   Mortgage loans receivable, net                       7,775           7,775
   Investment in joint venture, at equity               3,148           3,173
   Investment property held for sale, net               7,500           7,500
                                                     --------         -------
                                                       19,423          19,448

Cash and cash equivalents                               1,602           1,653
Tax and insurance escrow                                  346             255
Interest and other receivable                             126             129
Prepaid expenses                                           15              16
                                                     --------        --------
                                                     $ 21,512        $ 21,501
                                                     ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

Accrued real estate taxes                            $     40        $    183
Accounts payable and accrued expenses                      70              93
Accounts payable - affiliates                              10              10
Tenant security deposits and other liabilities             61              55
Note payable                                            1,022           1,150
Total partners' capital                                20,309          20,010
                                                     --------       ---------
                                                     $ 21,512        $ 21,501
                                                     ========        ========
















                             See accompanying notes.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                              STATEMENTS OF INCOME
   For the three and six months ended February 28, 1997 and February 29, 1996
                                   (Unaudited)
                     (In thousands, except per Unit amounts)

                                    Three Months Ended        Six Months Ended
                                       February 28/29          February 28/29,
                                    -------------------     -------------------
                                      1997        1996         1997     1996
                                      ----        ----         ----     ----

Revenues:
   Interest from mortgage loans    $   307     $  293      $   613    $   587
   Land rent                            29         29           58         58
   Other interest income                21         21           41         70
                                   -------     ------      -------    -------
                                       357        343          712        715

Expenses:
   Management fees                      10          8           20         20
   General and administrative           62         89          117        156
   Provision for possible
     uncollectible amounts             124        110          247        166
                                   -------     ------      -------    -------
                                       196        207          384        342
                                   -------     ------      -------    -------


Operating income                       161        136          328        373

Partnership's share of venture's
   income                               48         46           88         89

Income from operations of
   investment property held
   for sale, net                       210        214          221        319
                                   -------    -------     --------     -------

Net income                         $   419    $   396     $    637     $  781
                                   =======    =======     ========     ======

Net income per Limited
  Partnership Unit                 $ 11.39    $ 10.82     $ 17.41      $21.33
                                   =======    =======     =======      ======

Cash distributions per Limited
  Partnership Unit                 $  4.62    $  4.62    $   9.24     $115.90
                                   =======    =======    ========     =======






   The above net income and cash distributions per Limited Partnership Unit are based upon the 36,241 Units of Limited Partnership Interest outstanding during each period.







                             See accompanying notes.

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
  For the six months ended February 28, 1997 and February 29, 1996 (Unaudited)
                                 (In thousands)


                                                           General    Limited
                                                           Partners   Partners
                                                           --------   --------

Balance at August 31, 1995                                   $(33)    $23,882
Cash distributions                                             (4)     (4,200)
Net income                                                      8         773
                                                             ----     -------
Balance at February 29, 1996                                 $(29)    $20,455
                                                             ====     =======

Balance at August 31, 1996                                   $(33)    $20,043
Cash distributions                                             (3)       (335)
Net income                                                      6         631
                                                             ----     -------
Balance at February 28, 1997                                 $(30)    $20,339
                                                             ====     =======






















                             See accompanying notes.

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                            STATEMENTS OF CASH FLOWS
  For the six months ended February 28, 1997 and February 29, 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                        1997            1996
                                                        ----            ----

Cash flows from operating activities:
  Net income                                         $  637           $   781
  Adjustments to reconcile net income to
    net cash provided by operating activities:
   Partnership's share of venture's income              (88)              (89)
   Changes in assets and liabilities:
     Tax and insurance escrow                           (91)              (52)
     Interest and other receivables                       3               (31)
     Prepaid expenses                                     1                10
     Accrued real estate taxes                         (143)             (137)
     Accounts payable and accrued expenses              (23)              (79)
     Accounts payable - affiliates                        -                (2)
     Tenant security deposits                             6                (3)
                                                    -------          --------
      Total adjustments                                (335)             (383)
                                                    -------          --------
      Net cash provided by operating activities         302               398

Cash flows from investing activities:
  Distributions from joint venture                      113                 -

Cash flows from financing activities:
  Principal payments on note payable                   (128)              (37)
  Distributions to partners                            (338)           (4,204)
                                                    -------          --------
      Net cash used in financing activities            (466)           (4,241)
                                                    -------          --------

Net decrease in cash and cash equivalents               (51)           (3,843)

Cash and cash equivalents, beginning of period        1,653             5,379
                                                    -------          --------

Cash and cash equivalents, end of period            $ 1,602          $  1,536
                                                    =======          ========

Supplemental disclosure:
  Cash paid during the period for interest          $    52          $     57
                                                    =======          ========












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

        The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of February 28, 1997 and August 31, 1996 and revenues and expenses for the three and six months ended February 28, 1997 and February 29, 1996. Actual results could differ from the estimates and assumptions used.

2.    Mortgage Loan and Land Investments

      The outstanding first mortgage loans and the cost of the related land to the Partnership at February 28, 1997 and August 31, 1996 are as follows (in thousands):

                                         Amount
      Property                        of Mortgage Loan         Cost of Land
      --------                        ----------------         ------------

  Eden West Apartments                 $  3,500                $    400
    Omaha, NE

  The Timbers Apartments                  4,275(1)                  600
    Raleigh, NC                        --------                 -------

                                       $  7,775                 $ 1,000
                                       ========                 =======

(1) The balance shown is net of an allowance for possible uncollectible amounts of $2,950 and $2,703, respectively, as of February 28, 1997 and August 31, 1996 (see discussion below).

      The loans are secured by first mortgages on the properties, the owner's leasehold interest in the land and an assignment of all leases, where applicable. Interest on the Eden West and Timbers loans is payable monthly at rates of 11.5% and 11.75% per annum, respectively, and the principal on both loans is due at maturity. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon the gross revenues in excess of a base amount, as defined. For the six-month periods ended February 28, 1997 and February 29, 1996, no additional rents were received. As discussed in the Annual Report, the lessees have the option to purchase the land for specified periods of time at a price based on fair market value, as defined, but not less than the original cost to the Partnership. As of February 28, 1997, all of the options to purchase the land were exercisable.

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

      As discussed further below, the Eden West loan is open to prepayment as of February 28, 1997, and the loan secured by The Timbers becomes prepayable without penalty as of September 1, 1997. Management believes there is the potential for a near term prepayment of both loans. As a result of these circumstances, the mortgage loan instruments have been valued, based on an expected short-term maturity, at the lesser of face value (prior to any allowance for possible uncollectible amounts) or the estimated fair value of the collateral property. Estimated fair values for the Partnership's mortgage loan investments as of February 28, 1997 are summarized below (in thousands):

                                      Face Value of
                                      Mortgage Loan
                                      -------------
      Eden West Apartments            $ 3,500

      The Timbers Apartments            6,700
                                      -------
                                      $10,200

      Eden West Apartments
      --------------------

      During the last quarter of fiscal 1995, the Partnership received notice from the Eden West borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land. The amount to be received by the Partnership as its share of the appreciation of the Eden West property has not been agreed upon to date. The terms of the Partnership's ground lease provide for the possible resolution of disputes between the parties over value issues through an arbitration process. In addition to the amount to be determined as the Partnership's share of the property's appreciation under the ground lease, the terms of the Eden West mortgage loan require a prepayment penalty which would be equal to 2.5% of the outstanding principal balance of $3,500,000 through May 1997. Subsequent to May 31, 1997, the prepayment penalty declines to 1.25% for the next twelve months, after which there would be no prepayment penalty for the remainder of the term, through maturity in June 1999. If completed, the proceeds of any prepayment transaction would be distributed to the Limited Partners. However, the transaction remains contingent on, among other things, a resolution of the value issue, and the borrower has not pursued negotiations in recent months. Accordingly, there are no assurances that a payment transaction will be consummated in the near term.

      The Timbers Apartments
      ----------------------

      Under the terms of the Timbers loan modification executed in fiscal 1989, the amount payable to the Partnership is equal to the cash flow of the property available after the payment of operating expenses, not to exceed 11.75% of the note balance, but in no event less than 7.75% of the note balance. The amount deferred each year will accrue interest at the original rate of 11.75% beginning at the end of that year and the total deferred amount plus accrued interest will be payable upon maturity of the note in September of 1998. The total balance of the principal and deferred interest receivable at February 28, 1997 and August 31, 1996 was $7,225,000 and $6,978,000, respectively. The Partnership has established an allowance for possible uncollectible amounts for the cumulative amount of deferred interest owed under the Timbers modification ($2,950,000 at February 28, 1997 and $2,703,000 at August 31, 1996) due to the Partnership's policy of reserving for deferred interest until collected.

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

3.    Investment in Joint Venture

      As discussed in the Annual Report, on June 12, 1990, the borrower of the mortgage loan secured by the Marshalls at East Lake Shopping Center,
Oxford/Concord Associates, filed a Chapter 11 petition with the United States Bankruptcy Court for the Northern District of Georgia. On November 14, 1990, the Bankruptcy Court ordered that both the Partnership and the borrower submit plans for the restructuring of the mortgage loan and ground lease agreements. During fiscal 1991, the Partnership and the borrower reached a settlement agreement which involved the formation of a joint venture to own and operate the property on a go-forward basis. The formation of the joint venture was approved by the Bankruptcy Court and became effective in December of 1991. The Partnership contributed its rights and interests under its mortgage loan to the joint venture and the loan was extinguished. In addition, the Partnership contributed the land underlying the operating property to the joint venture and the related ground lease was terminated. Oxford/Concord Associates contributed all of its rights, title and interest in and to the improvements, subject to the Partnership's loan, to the joint venture. Subsequent to the restructuring, the Partnership has accounted for its investment in the Marshalls joint venture on the equity method because the Partnership does not have a voting control interest in the venture. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of earnings, losses and distributions.

      The estimated fair value of the Partnership's equity interest in the Marshalls at East Lake joint venture is below the carrying value of the investment on the accompanying balance sheet as of February 28, 1997 by approximately $450,000. However, based on management's estimates of future cash flows, the carrying value is expected to be recovered. Accordingly, no impairment writedown has been recognized. If management's estimates of future cash flows or expected holding period prove to be inaccurate, the Partnership may be unable to recover the carrying value of the joint venture investment as of February 28, 1997.

      Summarized operating results of the venture for the three- and six-month periods ended February 28, 1997 and February 29, 1996 are as follows (in thousands):

                                      Three Months Ended      Six  Months Ended
                                       February 28/29,         February 28/29,
                                     -------------------     ------------------
                                      1997        1996         1997     1996
                                      ----        ----         ----     ----
   Revenues:
      Rental revenues and
        expense reimbursements      $  134      $  119       $  263     $  243

   Expenses:
      Property operating expenses       33          29           64         65
      Real estate taxes                 16           9           37         18
      Depreciation and amortization     37          35           74         71
                                    ------      ------       ------     ------
                                        86          73          175        154
                                    ------      ------       ------     ------
   Net income                       $   48      $   46       $   88     $   89
                                    ======      ======       ======     ======

   Net income:
      Partnership's share
        of net income               $   48      $   46       $   88     $   89
      Co-venturer's share
        of net income                    -           -            -          -
                                    ------      ------       ------     ------
                                    $   48      $   46       $   88     $   89
                                    ======      ======       ======     ======

4.    Investment Property Held for Sale

      Mercantile Tower Office Building
      --------------------------------

      As discussed in the Annual Report, the Partnership assumed ownership of the Mercantile Tower Office Building, in Kansas City, Missouri, through a deed-in-lieu of foreclosure action on April 12, 1993 as a result of certain defaults on the Partnership's mortgage loan receivable. The Partnership complies with the guidelines set forth in the Statement of Position entitled "Accounting for Foreclosed Assets," issued by the American Institute of Certified Public Accountants, to account for its investment properties acquired through foreclosures. Under the Statement of Position, a foreclosed asset is recorded at the lower of cost or estimated fair value, reduced by the estimated costs to sell the asset. Cost is defined as the fair value of the asset at the date of the foreclosure. Adjustments to the carrying value of the assets subsequent to foreclosure are recorded through the use of a valuation allowance. The combined balance of the land and the mortgage loan investment at the time title was transferred was $10,500,000. The estimated fair value of the operating property at the date of foreclosure, net of selling expenses, was $9,500,000. Accordingly, a write-down of $1,000,000 was recorded as a loss on foreclosure in fiscal 1993. Since the date of the foreclosure, the Partnership has recorded provisions for possible investment loss totalling $2,000,000 to reflect additional declines in management's estimate of the fair value of the investment property. The net carrying value of the Mercantile Tower investment property as of February 28, 1997 and August 31, 1996, of $7,500,000, is classified as an investment property held for sale on the accompanying balance sheets.

      The Partnership records income from the investment property held for sale in the amount of the difference between the property's gross revenues and property operating expenses (including leasing costs and improvement expenses), taxes and insurance. Summarized operating results for Mercantile Tower for the three- and six-month periods ended February 28, 1997 and February 29, 1996 are as follows (in thousands):

                                      Three Months Ended       Six  Months Ended
                                        February 28/29,         February 28/29,
                                      -----------------      ------------------
                                      1997        1996         1997     1996
                                      ----        ----         ----     ----
Revenues:
   Rental revenues and expense
     recoveries                      $ 596      $  552   $  1,013       $ 964
   Interest and other income             6           5         10           7
                                     -----      ------   --------       -----
                                       602         557      1,023         971

Expenses:
   Property operating expenses         335         278        657         497
   Interest expense                     25          32         52          57
   Property taxes and insurance         32          33         93          98
                                     -----      ------    -------       -----
                                       392         343        802         652
                                     -----      ------    -------       -----
Income from operations of investment
   property held for sale, net       $ 210      $  214    $   221       $ 319
                                     =====      ======    =======       =====

   The above property operating expenses for the three and six months ended February 28, 1997 include capital improvements and leasing costs of $62,000 and $116,000, respectively.

5.    Related Party Transactions

      The Adviser earned basic management fees of $20,000 for each of the six-month periods ended February 28, 1997 and February 29, 1996. Accounts payable - affiliates at both February 28, 1997 and August 31, 1996 consists of management fees of $10,000 payable to the Adviser.

      Included in general and administrative expenses for the six-month periods ended February 28, 1997 and February 29, 1996 is $75,000 and $77,000, respectively, representing reimbursements to an affiliate of the Managing
General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for each of the six-month periods ended February 28, 1997 and February 29, 1996 is $2,000 representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

6.  Note payable

     Note payable as of February 28, 1997 and August 31, 1996 consists of the following secured indebtedness (in thousands):
                                                     February 28  August 31
                                                     -----------  ---------

     Line of credit  borrowings  secured
by the  Mercantile  Tower  property (see
Note 4).  Draws under the line,  up to a
maximum  of  $2,000,000,   can  be  made
through  February 28, 1998, only to fund
approved leasing and capital improvement
costs  related to the  Mercantile  Tower
property.   The  outstanding  borrowings
bear  interest  at the prime rate (8.25%
at February 28, 1997) plus 1% per annum.
Interest-only  payments  were  due  on a
monthly  basis  through  February  1995.
Thereafter,    monthly   principal   and
interest   payments   are  due   through
maturity on February 10, 2001.  The fair
value  of  the  note   approximated  its
carrying amount as of February 28, 1997.            $ 1,022       $ 1,150
                                                    =======       =======

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

      The occupancy level at the wholly-owned Mercantile Tower Office Building increased to 60% as of February 28, 1997, from 57% as of November 30, 1996. As previously reported, the pace of the lease-up at Mercantile Tower has been well below management's expectations. With significant competition in the downtown Kansas City office market, management is finding it difficult to obtain economically viable lease terms from the number of tenants which are looking to lease space in the market. Leasing activity during the second quarter of fiscal 1997 at Mercantile Tower includes the signing of two new lease for approximately 6,400 square feet, an expansion of by an existing tenant for 4,500 square feet and one lease termination of 4,200 square feet. In addition, subsequent to the quarter-end, two additional lease expansions were executed for another 4,200 square feet which will add 2% to the building's overall occupancy level. Also subsequent to February 28, 1997, the installation of a new exterior stairway to replace an outdoor escalator at the office building was completed. Stabilizing the operations of the Mercantile Tower property, which represented 32% of the Partnership's original investment portfolio, remains the primary goal of management. Until a stabilized occupancy level is achieved, the Partnership's investment in Mercantile Tower is not expected to generate any significant excess cash flow. Available cash flow, for the most part, will be reinvested in enhancements aimed at improving the marketability of the vacant space at the property as well as for leasing costs for new and renewing tenants above the amounts available under the $2 million line of credit obtained in fiscal 1994. During the quarter ended February 28, 1997, the Partnership received an unsolicited offer to purchase the Mercantile Tower Offices Building. Management is now analyzing the potential benefits to the Limited Partners of pursuing a sale of the property in the near term. While a sale of the property at its current leasing level would yield less proceeds than the sale of the property at a stabilized level, the time, capital and risk associated with the leasing activity required to achieve stabilized operations may out weigh the potential benefits of receiving a higher sale price. Management intends to explore the market for a possible sale of the property over the next several months. However, there are no assurances that a sale transaction will be completed.

      Occupancy at the Marshalls at East Lake Shopping Center as of February 28, 1997 was 94%, unchanged from the preceding three quarters. The leasing team continues to seek one or more long-term users for the property's remaining vacancy of 3,300 square feet. The only property improvements planned for Marshalls at East Lake for fiscal 1997 are to the parking area at the rear of the center.

      As discussed in the Annual Report, the mortgage loans secured by the Eden West Apartments and The Timbers Apartments bear interest at annual rates of 11.5% and 11.75%, respectively. With current market interest rates for first mortgage loans considerably lower than the rates on the Partnership's mortgage loan investments, and with the continued availability of credit in the capital markets for real estate transactions, there is a reasonable likelihood of the Partnership's mortgage loan investments being prepaid in the near term. The Eden West loan is currently open to prepayment, but the Timbers loan contains a prohibition against prepayment until September 1, 1997. The Partnership received notice during the fourth quarter of fiscal 1995 from the Eden West borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land. However, the amount to be received by the Partnership as its share of the appreciation of the Eden West property has not been agreed upon to date. The terms of the Partnership's ground lease provide for the possible resolution of disputes between the parties over value issues through an arbitration process. The borrower could require the Partnership to submit to such an arbitration process during fiscal 1997, although to date it has given no formal indication of an intent to do so. In addition to the amount to be determined as the Partnership's share of the property's appreciation under the ground lease, the terms of the Eden West mortgage loan require a prepayment penalty which would be equal to 2.5% of the outstanding principal balance of $3,500,000 through May 1997. Subsequent to May 31, 1997, the prepayment penalty declines to 1.25% for the next twelve months, after which there would be no prepayment penalty for the remainder of the term, through maturity in June 1999. If completed, the proceeds of any prepayment transaction would be distributed to the Limited Partners. However, a prepayment transaction remains contingent on, among other things, a resolution of the value issue, and the borrower has not pursued negotiations in recent months. Accordingly, there are no assurances that a prepayment transaction will be consummated in the near term.

    At February 28, 1997, the Partnership had available cash and cash equivalents of $1,602,000. Such cash and cash equivalents will be used for the Partnership's working capital requirements and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's real estate and mortgage loan investments, repayment of the Partnership's mortgage loans receivable and the proceeds from the sales or refinancings of the underlying land, the operating investment property and the joint venture investment property. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations

Three Months Ended February 28, 1997
------------------------------------

    The Partnership reported net income of $419,000 for the three months ended February 28, 1997 compared to $396,000 for the same period in the prior year. This $23,000 increase in the Partnership's net income resulted from a $25,000 increase in the Partnership's operating income and a $2,000 increase in the Partnership's share of venture's income which were partially offset by a $4,000 decrease in income from operations of investment property held for sale. The Partnership's operating income increased primarily due to a $14,000 increase in mortgage interest income and a $11,000 decline in the Partnership's total operating expenses. Mortgage interest income increased due to the ongoing compounding of deferred interest on the Timbers mortgage loan. The decline in total operating expenses resulted from a $27,000 decrease in general and administrative expenses which was partially offset by a $14,000 increase in the provision for possible uncollectible amounts. General and administrative expenses decreased primarily due to additional professional fees incurred during the three-month period ended February 29, 1996. The increase in the provision for possible uncollectible amounts is attributable to the corresponding increase in deferred interest income from the Timbers mortgage loan.

    The increase in the Partnership's share of venture's income is attributable to a $15,000 increase in the rental revenues from the Marshalls at East Lake Shopping Center which was partially offset by a $13,000 increase in the venture's total expenses. Rental revenues increased due to an increase in expense reimbursements from the tenants during the current three-month period while total expenses increase due to an increase the property's tax assessment.

    The Partnership's income from the operations of the investment property held for sale decreased by $4,000 primarily due to increases in repairs and maintenance and capital improvement expenses which was partially offset by an increase in rental revenues. Rental revenues at Mercantile Tower increased due to higher garage income and expense reimbursements during the current three-month period.

Six Months Ended February 28, 1997
----------------------------------

    The Partnership reported net income of $637,000 for the six months ended February 28, 1997 compared to net income of $781,000 for the same period in the prior year. This decrease in the Partnership's net income is attributable to a $98,000 decrease in income from operations of investment property held for sale, a $45,000 decrease in the Partnership's operating income and a $1,000 decrease in the Partnership's share of venture's income. The decrease in income from operations of investment property held for sale resulted primarily due to a $160,000 increase in operating expenses which was partially offset by a $49,000 increase in rental revenues at Mercantile Tower during the current six-month period. Property operating expenses increased mainly due to an increase in capital expenditures, including the completion of the exterior stairway, as well as higher leasing commissions and tenant improvements associated with the new leases discussed further above. Rental revenues increased mainly due to an increase in expense reimbursements during the current six month period.

    The decrease in the Partnership's operating income is mainly attributable to a decrease in the provision for possible uncollectible amounts of $81,000 and a $29,000 decline in other interest income which were partially offset by a $39,000 decrease in general and administrative expenses and a $26,000 increase in interest from mortgage loans. The provisions for possible uncollectible amounts increased by $81,000 mainly due to lower payments received from the borrower of the Timbers mortgage loan toward deferred interest receivable when compared to the same six-month period in the prior year. The compounding effect of the deferred interest income on the Timbers mortgage loan also contributed to the increase in the provision. Other interest income decreased by $29,000 during the current six-month period mainly due to the decrease in average outstanding cash balances as a result of the temporary investment of the Harbour Bay Plaza repayment proceeds prior to the special distribution to the Limited Partners in October 1995. General and administrative expenses decreased by $39,000 primarily due to additional professional fees incurred during the six-month period ended February 29, 1996. Interest from mortgage loans increased by $26,000 in the current period as a result of the ongoing compounding of interest on the Timbers mortgage loan.

    The $1,000 decrease in the Partnership's share of ventures income is attributable to a $21,000 increase in expenses which was partially offset by a $20,000 increase in rental revenues at Marshalls at East Lake. Rental revenues increased largely due to an increase in reimbursement income during the current six-month period while real estate taxes increased due to an increase in the property tax assessment in the current period.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     As previously reported, In November 1994 a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors.
In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Second Qualified Property Fund, Inc. and Properties Associates ("PA"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

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

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the settlement was held in December 1996, and in March 1997 the court issued a final approval of the settlement.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. Mediation with respect to the Abbate action was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provides for the complete resolution of such action. Final releases and dismissals with regard to this action are expected to be received in April 1997.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber has agreed not to seek indemnification for the amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners believe that the resolution of these matters will not have a material impact on the Partnership's financial statements, taken as a whole.

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

                             PAINE WEBBER QUALIFIED PLAN PROPERTY
                                         FUND TWO, LP


                             By:  SECOND QUALIFIED PROPERTIES, INC.
                                      Managing General Partner





                              By:  /s/ Walter V. Arnold
                                   --------------------
                                  Walter V. Arnold
                                  Senior Vice President and Chief
                                  Financial Officer


Dated:  April 14, 1997