Form 10-Q
period 1997-05-31
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO LP
filed 1997-07-14
CIK 700913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q


    |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended May 31, 1997

                                       OR

    |_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from _____to ______ .


                         Commission File Number: 0-17146


                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                            04-2752249
------------------------------                                ---------------
(State or other jurisdiction of                               (I.R.S.Employer
incorporation or organization)                              Identification No.)



265 Franklin Street, Boston, Massachusetts                            02110
------------------------------------------                         ---------
Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (617) 439-8118
                                                   --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                                 BALANCE SHEETS
                  May 31, 1997 and August 31, 1996 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                       May 31       August 31
                                                       ------       ---------

Real estate investments:
   Land                                             $   1,000       $   1,000
   Mortgage loans receivable, net                       7,775           7,775
   Investment in joint venture, at equity               3,051           3,173
   Investment property held for sale, net               7,500           7,500
                                                    ---------       ---------
                                                       19,326          19,448

Cash and cash equivalents                               1,774           1,653
Tax and insurance escrow                                  212             255
Interest and other receivable                             109             129
Prepaid expenses                                            -              16
                                                    ---------       ---------
                                                    $  21,421       $  21,501
                                                    =========       =========

                        LIABILITIES AND PARTNERS' CAPITAL

Accrued real estate taxes                           $     100       $     183
Accounts payable and accrued expenses                      97              93
Accounts payable - affiliates                              10              10
Tenant security deposits and other liabilities             62              55
Note payable                                              958           1,150
Total partners' capital                                20,194          20,010
                                                    ---------       ---------
                                                    $  21,421       $  21,501
                                                    =========       =========


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
           For the nine months ended May 31, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                                      General        Limited
                                                      Partners       Partners
                                                      --------       --------

Balance at August 31, 1995                               $(33)        $23,882
Cash distributions                                         (5)         (4,368)
Net income                                                  9             926
                                                         ----         -------
Balance at May 31, 1996                                  $(29)        $20,440
                                                         ====         =======

Balance at August 31, 1996                               $(33)        $20,043
Cash distributions                                         (5)           (502)
Net income                                                  7             684
                                                         ----         -------
Balance at May 31, 1997                                  $(31)        $20,225
                                                         ====         =======




                             See accompanying notes.

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                              STATEMENTS OF INCOME
      For the three and nine months ended May 31, 1997 and 1996 (Unaudited)
                     (In thousands, except per Unit amounts)

                                  Three Months Ended       Nine  Months Ended
                                      May 31,                   May 31,
                                  -------------------      ------------------
                                    1997        1996         1997     1996
                                    ----        ----         ----     ----

Revenues:
   Interest from mortgage loans    $   316    $   302      $   929    $   889
   Land rent                            29         29           87         87
   Other interest income                23         20           64         90
                                   -------    -------      -------    -------
                                       368        351        1,080      1,066

Expenses:
   Management fees                      10         10           30         30
   General and administrative           84         84          201        240
   Provision for possible
     uncollectible amounts             131        118          378        284
                                   -------    -------      -------    -------

                                       225        212          609        554
                                   -------    -------      -------    -------

Operating income                       143        139          471        512

Partnership's share of venture's
   income                               63         64          151        153

Income (loss) from operations of
   investment property held for
   sale, net                          (152)     (49)            69        270
                                   -------    ------       -------    -------

Net income                         $    54    $   154     $    691    $   935
                                   =======    =======     ========    =======

Net income per Limited
  Partnership Unit                 $  1.46    $  4.23     $ 18.87     $ 25.56
                                   =======    =======     =======     =======

Cash distributions per Limited
  Partnership Unit                 $  4.62    $  4.62     $ 13.86     $120.52
                                   =======    =======     =======     =======



   The above net income and cash distributions per Limited Partnership Unit are based upon the 36,241 Units of Limited Partnership Interest outstanding during each period.










                             See accompanying notes.

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                            STATEMENTS OF CASH FLOWS
          For the nine months ended May 31, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                        1997            1996
                                                        ----            ----

Cash flows from operating activities:
  Net income                                       $    691          $    935
  Adjustments to reconcile net income to
    net cash provided by operating activities:
   Partnership's share of venture's income             (151)             (153)
   Changes in assets and liabilities:
     Tax and insurance escrow                            43               (54)
     Interest and other receivables                      20               (62)
     Prepaid expenses                                    16                15
     Accrued real estate taxes                          (83)              (68)
     Accounts payable and accrued expenses                4               (76)
     Accounts payable - affiliates                        -                (2)
     Tenant security deposits                             7                (5)
                                                   --------          --------
      Total adjustments                                (144)             (405)
                                                   --------          --------
      Net cash provided by operating activities         547               530

Cash flows from investing activities:
  Distributions from joint venture                      273               139

Cash flows from financing activities:
  Principal payments on note payable                   (192)              (97)
  Distributions to partners                            (507)           (4,373)
                                                   --------          --------
      Net cash used in financing activities            (699)           (4,470)
                                                   --------          --------

Net increase (decrease) in cash and
  cash equivalents                                      121            (3,801)

Cash and cash equivalents, beginning of period        1,653             5,379
                                                   --------          --------

Cash and cash equivalents, end of period           $  1,774          $  1,578
                                                   ========          ========

Supplemental disclosure:
  Cash paid during the period for interest         $     75          $     86
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

        The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of May 31, 1997 and August 31, 1996 and revenues and expenses for the three and nine months ended May 31, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.    Mortgage Loan and Land Investments

      The outstanding first mortgage loans and the cost of the related land to the Partnership at May 31, 1997 and August 31, 1996 are as follows (in thousands):

                                      Amount
      Property                        of Mortgage Loan         Cost of Land
      --------                        ----------------         ------------

  Eden West Apartments                 $  3,500                $    400
    Omaha, NE

  The Timbers Apartments                  4,275 (1)                 600
    Raleigh, NC                        --------                --------

                                       $  7,775                $  1,000
                                       ========                ========

(1) The balance shown is net of an allowance for possible uncollectible amounts of $3,081 and $2,703, respectively, as of May 31, 1997 and August 31, 1996 (see discussion below).

      The loans are secured by first mortgages on the properties, the owner's leasehold interest in the land and an assignment of all leases, where applicable. Interest on the Eden West and Timbers loans is payable monthly at rates of 11.5% and 11.75% per annum, respectively, and the principal on both loans is due at maturity. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon the gross revenues in excess of a base amount, as defined. For the nine-month periods ended May 31, 1997 and 1996, no additional rents were received. As discussed in the Annual Report, the lessees have the option to purchase the land for specified periods of time at a price based on fair market value, as defined, but not less than the original cost to the Partnership. As of May 31, 1997, all of the options to purchase the land were exercisable.

      The objectives of the Partnership with respect to its mortgage loan and land investments are to provide current income from fixed mortgage interest payments and base land rents, and then to provide increases to this current income through participation in the annual revenues generated by the properties as they increase above the specified base amounts. In addition, the Partnership's investments are structured to share in the appreciation in value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage loan or exercise of the option to repurchase the land, the terms of the leases call for the Partnership to receive a 40% to 52% share of the appreciation above a specified base amount.

      As discussed further below, the Eden West loan is expected to be prepaid in the fourth quarter of fiscal 1997, and the loan secured by The Timbers becomes prepayable without penalty as of September 1, 1997. As a result of these circumstances, the mortgage loan instruments have been valued, based on an expected short-term maturity, at the lesser of face value (prior to any allowance for possible uncollectible amounts) or the estimated fair value of the collateral property. Estimated fair values for the Partnership's mortgage loan investments as of both May 31, 1997 and August 31, 1996 are summarized below (in thousands):

                                      Fair Value of
                                      Mortgage Loan
                                      -------------

      Eden West Apartments            $ 3,500

      The Timbers Apartments            6,700
                                      -------
                                      $10,200
                                      =======


      Eden West Apartments
      --------------------

      During the quarter ended May 31, 1997, the Partnership reached an agreement with the owner of the Eden West Apartments on the terms of a transaction to prepay the first leasehold mortgage loan which is scheduled to mature on June 6, 1999 and purchase the underlying land from the Partnership. The parties have been having discussions concerning the terms of such a transaction for more than a year. The transaction is expected to close in the fourth quarter of fiscal 1997. Under the agreed upon terms of the transaction, the Partnership will receive $3,500,000 from the Eden West borrower, which represents the full repayment of the first leasehold mortgage loan. Simultaneously, the Eden West owner will purchase the Partnership's interest in the underlying land at a price equal to $900,000, which represents a premium of $500,000 over the Partnership's cost basis in the land of $400,000. In addition, the Partnership will receive a mortgage loan prepayment penalty of 1.25% of the mortgage note balance, or $43,750, and a land lease termination fee of $10,000 in accordance with the terms of the agreements. If this transaction closes as expected, the proceeds described above will be distributed to the Limited Partners.

      The Timbers Apartments
      ----------------------

      Under the terms of the Timbers loan modification executed in fiscal 1989, the amount payable to the Partnership is equal to the cash flow of the property available after the payment of operating expenses, not to exceed 11.75% of the note balance, but in no event less than 7.75% of the note balance. The amount deferred each year will accrue interest at the original rate of 11.75% beginning at the end of that year and the total deferred amount plus accrued interest will be payable upon maturity of the note in September of 1998. The total balance of the principal and deferred interest receivable at May 31, 1997 and August 31, 1996 was $7,356,000 and $6,978,000, respectively. The Partnership has established an allowance for possible uncollectible amounts for the cumulative amount of deferred interest owed under the Timbers modification ($3,081,000 at May 31, 1997 and $2,703,000 at August 31, 1996) due to the Partnership's policy of reserving for deferred interest until collected.

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

      The estimated fair value of the Partnership's equity interest in the Marshalls at East Lake joint venture is below the carrying value of the investment on the accompanying balance sheet as of May 31, 1997 by approximately $350,000. However, based on management's estimates of future cash flows, the carrying value is expected to be recovered. Accordingly, no impairment writedown has been recognized. If management's estimates of future cash flows or expected holding period prove to be inaccurate, the Partnership may be unable to recover the carrying value of the joint venture investment as of May 31, 1997.

      Summarized operating results of the venture for the three- and nine-month periods ended May 31, 1997 and 1996 are as follows (in thousands):

                                    Three Months Ended       Nine Months Ended
                                          May 31,                 May 31,
                                   --------------------      -----------------
                                      1997        1996         1997     1996
                                      ----        ----         ----     ----
   Revenues:
      Rental revenues and
        expense reimbursements      $  149      $  140       $  412     $  383

   Expenses:
      Property operating expenses       35          29           99         94
      Real estate taxes                 15          11           52         29
      Depreciation and amortization     36          36          110        107
                                    ------      ------       ------     ------
                                        86          76          261        230
                                    ------      ------       ------     ------
   Net income                       $   63      $   64       $  151     $  153
                                    ======      ======       ======     ======

   Net income:
      Partnership's share of
        net income                  $   63      $   64       $  151     $  153
      Co-venturer's share of
        net income                       -           -            -          -
                                    ------      ------       ------     ------
                                    $   63      $   64       $  151     $  153
                                    ======      ======       ======     ======

4.    Investment Property Held for Sale

      Mercantile Tower Office Building
      --------------------------------

      As discussed in the Annual Report, the Partnership assumed ownership of the Mercantile Tower Office Building, in Kansas City, Missouri, through a deed-in-lieu of foreclosure action on April 12, 1993 as a result of certain uncured defaults on the Partnership's mortgage loan receivable. The Partnership complies with the guidelines set forth in the Statement of Position entitled "Accounting for Foreclosed Assets," issued by the American Institute of Certified Public Accountants, to account for its investment properties acquired through foreclosures. Under the Statement of Position, a foreclosed asset is recorded at the lower of cost or estimated fair value, reduced by the estimated costs to sell the asset. Cost is defined as the fair value of the asset at the date of the foreclosure. Adjustments to the carrying value of the assets subsequent to foreclosure are recorded through the use of a valuation allowance. The combined balance of the land and the mortgage loan investment at the time title was transferred was $10,500,000. The estimated fair value of the operating property at the date of foreclosure, net of selling expenses, was $9,500,000. Accordingly, a write-down of $1,000,000 was recorded as a loss on foreclosure in fiscal 1993. Since the date of the foreclosure, the Partnership has recorded provisions for possible investment loss totalling $2,000,000 to reflect additional declines in management's estimate of the fair value of the investment property. The net carrying value of the Mercantile Tower investment property as of May 31, 1997 and August 31, 1996, of $7,500,000, is classified as an investment property held for sale on the accompanying balance sheets.

      The occupancy level at the Mercantile Tower Office Building was 61% as of May 31, 1997. Stabilizing the operations of the Mercantile Tower property, which represented 32% of the Partnership's original investment portfolio, remains the primary goal of management. Until a stabilized occupancy level is achieved, the Partnership's investment in Mercantile Tower is not expected to generate any significant excess cash flow. Available cash flow, for the most part, will be reinvested in enhancements aimed at improving the marketability of the vacant space at the property as well as for leasing costs for new and renewing tenants above the amounts available under the $2 million line of credit obtained in fiscal 1994 (see Note 6). During the quarter ended February 28, 1997, the Partnership received an unsolicited offer to purchase the Mercantile Tower Office Building. While a sale of the property at its current leasing level would yield less proceeds than the sale of the property at a stabilized level, the time, capital and risk associated with the leasing activity required to achieve stabilized operations may outweigh the potential benefits of receiving a higher sale price. In response to the unsolicited offer, management initiated a program to market the property for sale and, as a result, obtained several offers from interested buyers. Management has selected the highest offer and is currently in the process of negotiating an agreement to sell the property. Although a purchase and sale agreement is being negotiated, there are no assurances that a sale transaction will be completed.

      The Partnership records income from the investment property held for sale in the amount of the difference between the property's gross revenues and property operating expenses (including leasing costs and improvement expenses), taxes and insurance. Summarized operating results for Mercantile Tower for the three- and nine-month periods ended May 31, 1997 and 1996 are as follows (in thousands):

                                    Three Months Ended       Nine Months Ended
                                          May 31,                 May 31,
                                   --------------------     ------------------
                                      1997        1996         1997     1996
                                      ----        ----         ----     ----
Revenues:
   Rental revenues and expense
     recoveries                     $  418      $  428       $1,431     $1,392
   Interest and other income             4           3           14         10
                                    ------      ------       ------     ------
                                       422         431        1,445      1,402

Expenses:
   Property operating expenses         486         392        1,143        889
   Interest expense                     23          29           75         86
   Property taxes and insurance         65          59          158        157
                                    ------      ------       ------     ------
                                       574         480        1,376      1,132
                                    ------     -------       ------     ------
Income (loss) from operations
   of investment property
   held for sale, net               $ (152)     $  (49)      $   69     $  270
                                    ======      ======       ======     ======

   The above property operating expenses for the three and nine months ended May 31, 1997 include capital improvements and leasing costs of $227,000 and $343,000, respectively.

5.    Related Party Transactions

      The Adviser earned basic management fees of $30,000 for each of the nine-month periods ended May 31, 1997 and 1996. Accounts payable affiliates at both May 31, 1997 and August 31, 1996 consists of management fees of $10,000 payable to the Adviser.

      Included in general and administrative expenses for the nine-month periods ended May 31, 1997 and 1996 is $112,000 and $118,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for each of the nine-month periods ended May 31, 1997 and 1996 is $3,000 representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

6.  Note payable

     Note payable as of May 31, 1997 and August 31, 1996 consists of the following secured indebtedness (in thousands):
                                                     May 31       August 31
                                                     ------       ---------

     Line of credit  borrowings  secured
     by the  Mercantile  Tower  property
     (see Note 4). Draws under the line,
     up to a maximum of $2,000,000,  can
     be made through  February 28, 1998,
     only to fund  approved  leasing and
     capital  improvement  costs related
     to the Mercantile  Tower  property.
     The  outstanding   borrowings  bear
     interest  at the prime rate  (8.25%
     at May 31, 1997) plus 1% per annum.
     Interest-only  payments were due on
     a monthly  basis  through  February
     1995. Thereafter, monthly principal
     and   interest   payments  are  due
     through  maturity on  February  10,
     2001.  The  fair  value of the note
     approximated its carrying amount as
     of May  31,  1997  and  August  31,
     1996.                                           $  958       $  1,150
                                                     ======       ========

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

      During the quarter ended May 31, 1997, the Partnership reached an agreement with the owner of the Eden West Apartments on the terms of a transaction to prepay the first leasehold mortgage loan which is scheduled to mature on June 6, 1999 and purchase the underlying land from the Partnership. The parties have been having discussions concerning the terms of such a transaction for more than a year. The transaction is expected to close in the fourth quarter of fiscal 1997. Under the agreed upon terms of the transaction, the Partnership will receive $3,500,000 from the Eden West borrower, which represents the full repayment of the first leasehold mortgage loan. Simultaneously, the Eden West owner will purchase the Partnership's interest in the underlying land at a price equal to $900,000, which represents a premium of $500,000 over the Partnership's cost basis in the land of $400,000. In addition, the Partnership will receive a mortgage loan prepayment penalty of 1.25% of the mortgage note balance, or $43,750, and a land lease termination fee of $10,000 in accordance with the terms of the agreements. If this transaction closes as expected, the proceeds described above will be distributed to the Limited Partners.

      Although the mortgage loan secured by The Timbers Apartments contains a prohibition against prepayment until September 1, 1997, there is a reasonable likelihood that this first mortgage loan investment may also be prepaid in the near term given the continued availability of credit in the capital markets for real estate transactions at current interest rates which are considerably lower than the 11.75% currently being earned on the Partnership's first mortgage loan investment. As discussed further in the notes to the accompanying financial statements, while interest is accruing on the Timbers loan at a rate of 11.75%, interest is being paid currently to the extent of net operating cash flow generated by the property, but not less than a rate of 7.75% per annum on the original note balance of $4,275,000, under the terms of a modification agreement reached in fiscal 1989. Deferred interest under the modification agreement is added to the principal balance of the mortgage note on an annual basis. The balance of principal and deferred interest owed to the Partnership on the Timbers first mortgage loan totalled $7,356,000 as of May 31, 1997. Management's current estimate of the fair market value of The Timbers Apartments is below the amount of this outstanding receivable by approximately $700,000. Accordingly, it is uncertain whether the Partnership will be able to fully collect these amounts. Under the Partnership's accounting policy for interest income, all deferred interest is fully reserved until collected in cash.

      The occupancy level at the wholly-owned Mercantile Tower Office Building increased by 1% to reach 61% as of May 31, 1997. This increase in occupancy is attributable to expansions by three existing tenants. Subsequent to May 31, 1997, the property's leasing team negotiated two additional lease expansions and two new leases that will bring the building's overall occupancy level to 64%. As previously reported, the pace of the lease-up at Mercantile Tower has been well below management's expectations. With significant competition in the downtown Kansas City office market, management has found it difficult to obtain economically viable lease terms from the number of tenants which are looking to lease space in the market. During the third quarter of fiscal 1997, work was completed on the installation of an exterior stairway that was needed for safety reasons to replace an older, outdoor escalator. Property improvements scheduled for the fourth quarter include new roofs over two sections of the parking garage. Stabilizing the operations of the Mercantile Tower property, which represented 32% of the Partnership's original investment portfolio, remains the primary goal of management. Until a stabilized occupancy level is achieved, the Partnership's investment in Mercantile Tower is not expected to generate any significant excess cash flow. Available cash flow, for the most part, will be reinvested in enhancements aimed at improving the marketability of the vacant space at the property as well as for leasing costs for new and renewing tenants above the amounts available under the $2 million line of credit obtained in fiscal 1994. During the quarter ended February 28, 1997, the Partnership received an unsolicited offer to purchase the Mercantile Tower Office Building. While a sale of the property at its current leasing level would yield less proceeds than the sale of the property at a stabilized level, the time, capital and risk associated with the leasing activity required to achieve stabilized operations may outweigh the potential benefits of receiving a higher sale price. In response to the unsolicited offer, management initiated a program to market the property for sale and, as a result, obtained several offers from interested buyers. Management has selected the highest offer and is currently in the process of negotiating an agreement to sell the property. Although a purchase and sale agreement is being negotiated, there are no assurances that a sale transaction will be completed.

      Occupancy at the Marshalls at East Lake Shopping Center was 94% as of May 31, 1997, unchanged from the preceding three quarters. The leasing team continues to seek one or more long-term users for the property's remaining vacancy of 3,300 square feet. Market conditions in the suburban Atlanta sub-market in which Marshalls at East Lake is located remain soft with many properties reporting significant vacancy levels. The competition resulting from the surplus of available space has made the leasing efforts at Marshalls at East Lake more difficult. A lease assignment was signed during the quarter with a 1,200 square foot tenant for a one-year term with an option to renew for an additional two years. Subsequent to the end of the quarter, one of the Center's kiosk tenants whose lease was scheduled to expire in September 1997 signed a new five-year lease.

      At May 31, 1997, the Partnership had available cash and cash equivalents of $1,774,000. Such cash and cash equivalents will be used for the Partnership's working capital requirements and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's real estate and mortgage loan investments, repayment of the Partnership's mortgage loans receivable and the proceeds from the sales or refinancings of the underlying land, the operating investment property and the joint venture investment property. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended May 31, 1997
-------------------------------

      The Partnership reported net income of $54,000 for the three months ended May 31, 1997 compared to $154,000 for the same period in the prior year. This $100,000 decrease in net income resulted from a $103,000 increase in loss from operations of investment property held for sale and a $1,000 decrease in the Partnership's share of venture's income, which were partially offset by a $4,000 increase in the Partnership's operating income. The decrease in the Partnership's loss from operations of the investment property held for sale was primarily due to an increase in property operating expenses as a result of increases in repairs and maintenance and capital improvement expenditures at the Mercantile Tower Office Building during the current three-month period. As a result of the Partnership's accounting policy for assets acquired through foreclosure, all capital improvement costs are expensed as incurred.

      The decrease in the Partnership's share of venture's income is attributable to a $10,000 increase in total expenses at the Marshalls at East Lake Shopping Center which was partially offset by a $9,000 increase in the property's rental revenues. Total expenses increased primarily due to an increase the property's tax assessment and an increase in repairs and maintenance expense while rental revenues increased due to an increase in expense reimbursements from the tenants during the current three-month period.

      The Partnership's operating income increased due to a $17,000 increase in total revenues which was partially offset by a $13,000 increase in the provision for possible uncollectible amounts. Operating revenues increased due to an increase in mortgage interest income due to the ongoing compounding of deferred interest on the Timbers mortgage loan, as discussed further above, and as a result of an increase in interest earned on the Partnership's invested cash reserves. The increase in the provision for possible uncollectible amounts is attributable to the corresponding increase in deferred interest income from the Timbers mortgage loan. The Partnership's policy is to fully reserve for deferred interest until collected in cash.

Nine Months Ended May 31, 1997
------------------------------

      The Partnership reported net income of $691,000 for the nine months ended May 31, 1997 compared to net income of $935,000 for the same period in the prior year. This decrease in the Partnership's net income is attributable to a $201,000 decrease in income from operations of investment property held for sale, a $41,000 decrease in the Partnership's operating income and a $2,000 decrease in the Partnership's share of venture's income. The decrease in income from operations of investment property held for sale resulted primarily from a $244,000 increase in operating expenses which was partially offset by a $43,000 increase in rental revenues at Mercantile Tower during the current nine-month period. Property operating expenses increased mainly due to an increase in capital expenditures, including the completion of the exterior stairway referred to above, as well as certain leasing commissions and tenant improvements associated with new leases. As a result of the Partnership's accounting policy for assets acquired through foreclosure, all capital improvement costs are expensed as incurred. Rental revenues increased mainly due to an increase in the building's average occupancy level as compared to the same period in the prior year.

      The decrease in the Partnership's operating income is mainly attributable to an increase in the provision for possible uncollectible amounts of $94,000 and a $26,000 decline in other interest income which were partially offset by a $39,000 decrease in general and administrative expenses and a $40,000 increase in interest from mortgage loans. The provision for possible uncollectible amounts increased by $94,000 mainly due to lower payments received from the borrower of the Timbers mortgage loan toward deferred interest receivable when compared to the same nine-month period in the prior year. The compounding effect of the deferred interest income on the Timbers mortgage loan also contributed to the increase in the provision for possible uncollectible amounts. Other interest income decreased by $26,000 during the current nine-month period mainly due to the decrease in average outstanding cash balances as a result of the temporary investment of the Harbour Bay Plaza repayment proceeds during the prior period prior to the special distribution to the Limited Partners in October 1995. General and administrative expenses decreased primarily due to a reduction in certain required professional services during the current nine-month period. Interest from mortgage loans increased by $40,000 in the current period as a result of the ongoing compounding of interest on the Timbers mortgage loan.

      The $2,000 decrease in the Partnership's share of venture's income is attributable to a $31,000 increase in expenses which was offset by a $29,000 increase in rental revenues at Marshalls at East Lake. Rental revenues increased largely due to an increase in reimbursement income during the current nine-month period while expenses increased mainly due to higher real estate taxes resulting from an increase in the property tax assessment in the current period.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     As previously reported, the Partnership's General Partners were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings of interests in various limited partnership investments and REIT stocks, including those offered by the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the settlement was held in December 1996, and in March 1997 the court issued a final approval of the settlement. The release of the $125 million of settlement proceeds has not occurred to date pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

      In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate action was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of such action. Final releases and dismissals with regard to this action were received during the quarter ended May 31, 1997.

      Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.

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

                             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP


                             By:  SECOND QUALIFIED PROPERTIES, INC.
                                  ---------------------------------
                                  Managing General Partner





                              By: /s/ Walter V. Arnold
                                  --------------------
                                  Walter V. Arnold
                                  Senior Vice President and Chief
                                  Financial Officer


Dated:  July 14, 1997