Form 10-K405
period 1997-08-31
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO LP
filed 1997-12-01
CIK 700913

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

    X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   ---                    SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED: AUGUST 31, 1997
                                            ---------------
                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                       For the transition period from to .

                         Commission File Number: 0-17146

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                                    04-2752249
     --------                                                    ----------
(State of organization)                                       (I.R.S. Employer
                                                           Identification  No.)

265 Franklin Street, Boston, Massachusetts                              02110
-----------------------------------------                               -----
(Address of principal executive office)                             (Zip Code)

Registrant's telephone number, including area code (617) 439-8118

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
Title of each class                                        which registered
-------------------                                   ------------------------
     None                                                        None

Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                      -------------------------------------
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No ____

                       DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                  Form 10-K Reference
---------                                                  -------------------
Prospectus of registrant                                        Part IV
dated July 1, 1982, as supplemented

Current Report on Form 8-K
of registrant dated July 15, 1997                               Part IV

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP
                                 1997 FORM 10-K

                                TABLE OF CONTENTS

Part   I                                                                 Page

Item  1       Business                                                   I-1

Item  2       Properties                                                 I-4

Item  3       Legal Proceedings                                          I-4

Item  4       Submission of Matters to a Vote of Security Holders        I-5


Part  II

Item  5       Market for the Partnership's Limited Partnership
                Interests and Related Security Holder Matters           II-1

Item  6       Selected Financial Data                                   II-1

Item  7       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     II-2

Item  8       Financial Statements and Supplementary Data               II-7

Item  9       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                     II-7


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

Item 12       Security Ownership of Certain Beneficial Owners
                and Management                                         III-3

Item 13       Certain Relationships and Related Transactions           III-3


Part  IV

Item 14       Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                     IV-1

Signatures                                                              IV-2

Index to Exhibits                                                       IV-3

Financial Statements and Supplementary Data                      F-1 to F-28

                                     PART I

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 7 in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page II-6 of this Form 10-K.

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

     The Partnership originally owned land and made first mortgage loans secured by buildings with respect to six operating properties. As discussed below, as of August 31, 1997 the Partnership's original mortgage loan and land lease investments on one of the properties were still outstanding, and the Partnership owned an equity interest in one operating property through a joint venture partnership which resulted from the settlement of a default under the terms of a first mortgage loan held by the Partnership. In addition, the Partnership had foreclosed on one operating property under the terms of its first mortgage loan due to a payment default and owned that property directly. The Partnership's operating property, the property securing its one remaining loan investment and the property in which the Partnership has a joint venture interest are described below.

                              Type of
Property name                 Property and                                       Type of
and Location                  Date of Investment             Size                Ownership (1)
------------                  ------------------      -----------------          -------------------
Mercantile Tower (2)          Office Building         Building has 213,500       Fee ownership of
Kansas City, MO               4/29/83                 rentable sq. ft.; 32,000   land and
                                                      sq. ft. of land            improvements

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

(2)On April 12, 1993, the Partnership was granted title to the Mercantile Tower property and assumed ownership as a result of certain defaults by the borrower under the terms of the Partnership's mortgage loan receivable. The Partnership has operated the property utilizing the services of a local property management company. Subsequent to year-end, on November 10, 1997, the Partnership sold the property to a third party for $7,283,000. See Note 6 to the financial statements accompanying this Annual Report for a further discussion of this investment and the subsequent sale transaction.

(3)During the year ended August 31, 1990, the borrower of the mortgage loan secured by the Marshall's at East Lake Shopping Center failed to make its required monthly payments of interest in accordance with the terms of the mortgage loan. On June 12, 1990, the borrower filed for protection under a Chapter 11 Bankruptcy Petition. During fiscal 1991, the Partnership reached a settlement agreement which involved the formation of a joint venture between the Partnership and the borrower to own and operate the property on a go-forward basis. The formation of the joint venture was approved by the Bankruptcy Court and became effective on December 11, 1991. See Note 5 to the financial statements accompanying this Annual Report for a further discussion of these events.

      Through  August  31,  1997,  the  Partnership  had  been  prepaid  on  its investments with respect to three of the original operating properties, including one during fiscal 1997. On April 1, 1994, the Partnership liquidated its mortgage loan and land investments in a Howard Johnson's Motor Lodge, located in Orlando, Florida. The total net proceeds received by the Partnership amounted to approximately $5.9 million. In accordance with the third modification of the mortgage loan agreement, such proceeds included the payment of $292,000 of deferred debt service and ground rent. The remaining proceeds of approximately $5,608,000 were less than the combined carrying value of the mortgage loan and land investments of $6,150,000, resulting in a loss of approximately $542,000 which was charged against an outstanding general loan loss reserve. On August 25, 1995, the borrower of the loan secured by Harbour Bay Plaza, a retail shopping center located in Sewall's Point, Florida, repaid the Partnership's first leasehold mortgage loan and purchased the underlying land for total consideration of $3,833,000. Such consideration included the repayment of the principal balance of the mortgage loan, of $2,850,000, plus interest accrued through August 25, 1995, of $23,000. The original cost of the land to the Partnership was $750,000. Pursuant to the ground lease, the Partnership received $211,000 in excess of the outstanding mortgage loan and land investments as its share of the appreciation in value of the operating investment property above a specified base amount. On July 15, 1997, the Partnership received $3,500,000 from the borrower of the mortgage loan secured by the Eden West Apartments, which represented the full repayment of the outstanding first leasehold mortgage loan. Simultaneously, the Eden West owner purchased the Partnership's interest in the underlying land at a price equal to $900,000, which represented a premium of $500,000 over the Partnership's cost basis in the land of $400,000. In addition, the Partnership received a mortgage loan prepayment penalty of 1.25% of the mortgage note balance, or $43,750, and a land lease termination fee of $10,000 in accordance with the terms of the agreements. The net proceeds of all of these transactions were distributed to the Limited Partners.

      The Partnership's investment objectives are to:

(1) preserve and protect Limited Partners' capital and related buying power;
(2) provide the Limited Partners with cash distributions from investment income; and
(3) achieve long-term capital appreciation in the value of the Partnership's investments.

      Through August 31, 1997, the Limited Partners had received cumulative cash distributions totalling $46,754,000, or $1,318 per original $1,000 investment for the Partnership's earliest investors. This return includes a distribution of $155 per original $1,000 investment in May 1994 from the liquidation of the Howard Johnson's mortgage loan and land investments, $106 per original $1,000 investment in October 1995 from the Harbour Bay Plaza prepayment transaction and $129 per original $1,000 investment in August 1997 from the Eden West Apartments prepayment transaction. As of August 31, 1997, the Partnership retained an interest in three of the six properties underlying its original mortgage loan and land investments.

      As noted above, through August 31, 1997 the Partnership had made distributions of capital proceeds to the Limited Partners totalling $390 per original $1,000 investment. The three properties remaining as of year-end consisted of a commercial office building, a retail shopping center and an apartment complex. For the past several years, real estate values for commercial office buildings in certain markets have been depressed due to an oversupply of competing space and the trend toward corporate consolidations and downsizing which followed the last national recession. Despite a general improvement in the real estate market for office properties in the past year, the downtown office market in Kansas City, Missouri, where the Partnership's Mercantile Tower property is located, remains particularly competitive. As a result, the Partnership has been unable to lease a significant amount of space at the property, which was 64% occupied as of August 31, 1997. In response to an unsolicited offer to purchase Mercantile Tower which was received during fiscal 1997, the Partnership initiated a sales program and selected a Kansas City firm to market the property for sale. After reviewing the offers received as part of the marketing process, the Partnership selected an offer from one of the potential purchasers and, in August 1997, a purchase and sale agreement was signed to sell the building. Subsequent to year-end, on November 10, 1997, the sale was completed and the Mercantile Tower property was sold for $7,283,000. The Partnership received net proceeds of $5,963,000 after closing costs, closing prorations, certain credits to the buyer and the repayment of an outstanding first mortgage note of $858,000. These net proceeds, along with an amount of excess cash reserves which has yet to be determined, will be distributed the Limited Partners in the form of a special distribution to be paid on December 15, 1997. While the net proceeds received from the sale of Mercantile Tower are substantially less then the Partnership's original investment in the property, of $10.5 million, management believes that the sale price was reflective of the property's current fair market value, which is supported by the most recent independent appraisal. Furthermore, management did not foresee the potential for any significant near-term appreciation in the property's market value. Accordingly, a current sale was deemed to be in the best interests of the Limited Partners. The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of the remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final liquidation, which cannot presently be determined. At the present time, values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. It remains to be seen whether the Marshall's at East Lake Shopping Center, in which the Partnership has a joint venture interest, will be affected by this general trend.

      The Partnership's remaining loan and land investments are those secured by The Timbers Apartments. The Timbers loan matures on September 1, 1998. If the Partnership's investments secured by The Timbers Apartments are repaid by the September 1, 1998 loan maturity date as expected, Marshalls at East Lake Shopping Center would be the Partnership's only remaining investment. As a result of these circumstances, the Partnership is analyzing near-term sale strategies for this asset which could result in a sale of the property in 1998. As a result, it is possible that a liquidation of the Partnership could be completed in calendar year 1998. There are no assurances, however, that the disposition of the remaining real estate assets and the liquidation of the Partnership will be completed within this time frame.

      The property in which the Partnership owns an equity interest and the property securing the Partnership's mortgage loan investment, are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complex competes with numerous projects of similar type generally on the basis of price, location and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The availability of low home mortgage interest rates over the past several years has generally caused this competition to increase in all areas of the country. The shopping center also competes for long-term commercial tenants with numerous projects of similar type generally on the basis of rental rates, location, tenant mix and tenant improvement allowances.

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

Item 2.  Properties

      As of August 31, 1997, the Partnership owned, and had leased back to the seller, the land related to the one investment referred to under Item 1 above to which reference is made for the name, location and description of such property. Additionally, the Partnership owned one operating property directly and owned an equity interest in another operating property through a joint venture partnership as noted in Item 1.

      Occupancy figures for each fiscal quarter during 1997, along with an average for the year, are presented below for each property:

                                              Percent Leased At
                              -------------------------------------------------
                                                                       Fiscal
                                                                       1997
                              11/30/96   2/28/97    5/31/97   8/31/97  Average
                              --------   -------    -------   -------  -------
Mercantile Tower               57%        60%       61%       64%       61%

Marshall's at East Lake        94%        94%       94%       94%       94%

Eden West Apartments           97%        97%       96%       N/A       N/A

The Timbers Apartments         94%        90%       91%       96%       93%

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

      The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in Paine Webber Qualified Plan Property Fund Two, LP, PaineWebber, Second Qualified Property Fund, Inc and PA
(1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in Paine Webber Qualified Plan Property Fund Two, LP, also alleged that following the sale of the partnership interests, PaineWebber, Second Qualified Property Fund, Inc. and PA misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber, Second Qualified Property Fund, Inc. and PA violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds had been delayed pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. In July 1997, the United States Court of Appeals for the Second Circuit upheld the settlement over the objections of the two class members. As part of the settlement agreement, PaineWebber agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

      In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims in the Abbate action as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate action was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of this matter. Final releases and dismissals with regard to this action were received during fiscal 1997.

      Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At August 31, 1997, there were 5,322 record holders of Units in the Partnership. There is no public market for the resale of Units, and it is not anticipated that a public market for Units will develop. Upon request, the Managing General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The Managing General Partner will not redeem or repurchase Units.

Item 6.  Selected Financial Data

                PaineWebber Qualified Plan Property Fund Two, LP
         For the years ended August 31, 1997, 1996, 1995, 1994 and 1993
                      (In thousands, except per Unit data)

                            1997       1996        1995        1994       1993
                            ----       ----        ----        ----       ----

Revenues                  $ 1,446     $ 1,422     $ 1,747     $ 1,945   $ 2,588

Operating income          $   593     $ 1,040     $ 1,029     $ 1,414   $ 1,395

Partnership's share of
  venture's income        $   206     $   198     $   143     $   168   $   201

Gain on sale of land      $   500           -     $   211           -         -

Loss on foreclosure             -           -           -           -   $(1,000)

Provision for possible
    investment loss       $  (350)    $  (800)          -     $(1,200)        -

Income (loss) from
   operations of
   investment
   property held
   for sale, net          $    69     $   265     $  (738)    $  (766)  $   163

Net income (loss)         $ 1,018     $   703     $   645     $  (384)  $   759

Per Limited Partnership Unit:
  Net income (loss)       $ 27.81     $ 19.20     $ 17.60     $(10.49)  $ 20.72

  Cash distributions
    from operations       $ 18.45     $ 19.14     $ 19.86     $ 20.25   $ 57.50

  Cash distributions
    from sale, refinancing
    and other disposition
    transactions         $ 129.00   $  106.00           -    $ 155.00         -

Total assets             $ 16,965   $  21,501     $25,506    $ 25,010  $ 31,091


      The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

      The above per Limited Partnership Unit information is based upon the 36,241 Limited Partnership Units outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations

Information  Relating to Forward-Looking  Statements
----------------------------------------------------

     The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

     The Partnership offered Limited Partnership Interests to the public from July 1982 to June 1983 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $36,241,000 were received by the Partnership and, after deducting selling expenses and offering costs, $32,575,000 was invested in six operating property investments in the form of mortgage loans and land purchase-leaseback transactions. During fiscal 1993, the Partnership assumed ownership of the Mercantile Tower Office Building through a deed-in-lieu of foreclosure transaction resulting from monetary defaults under the terms of the Partnership's mortgage loan and ground lease. During fiscal 1992, the Partnership's mortgage loan and land investments with respect to the Marshall's at East Lake Shopping Center were converted to an equity interest in the operating property through a joint venture partnership as a result of the settlement of a default under the terms of the related loan agreement. Through August 31, 1997, the Partnership had been prepaid on its investments with respect to three of the original operating properties, including one during fiscal 1997. On April 1, 1994, the Partnership liquidated its mortgage loan and land investments in a Howard Johnson's Motor Lodge, located in Orlando, Florida. The total net proceeds received by the Partnership amounted to approximately $5.9 million. In accordance with the third modification of the mortgage loan agreement, such proceeds included the payment of $292,000 of deferred debt service and ground rent. The remaining proceeds of approximately $5,608,000 were less than the combined carrying value of the mortgage loan and land investments of $6,150,000, resulting in a loss of approximately $542,000 which was charged against an outstanding general loan loss reserve. The Partnership retained approximately $283,000 of the net proceeds from the Howard Johnson's disposition in order to maintain adequate cash reserve balances. The remainder was paid out to the Limited Partners through a special distribution of approximately $5,617,000, or $155 per original $1,000 investment, which was made on May 25, 1994. On August 25, 1995, the borrower of the loan secured by Harbour Bay Plaza, a retail shopping center located in Sewall's Point, Florida, repaid the Partnership's first leasehold mortgage loan and purchased the underlying land for total consideration of $3,833,000. Such consideration included the repayment of the principal balance of the mortgage loan, of $2,850,000, plus interest accrued through August 25, 1995, of $23,000. The original cost of the land to the Partnership was $750,000. Pursuant to the ground lease, the Partnership received $211,000 in excess of the outstanding mortgage loan and land investments as its share of the appreciation in value of the operating investment property above a specified base amount. The net proceeds from this transaction, in the amount of approximately $3,842,000, or $106 per original $1,000 investment, were distributed to the Limited Partners on October 13, 1995. On July 15, 1997, the Partnership received $3,500,000 from the borrower of the mortgage loan secured by the Eden West Apartments, which represented the full repayment of the outstanding first leasehold mortgage loan. Simultaneously, the Eden West owner purchased the Partnership's interest in the underlying land at a price equal to $900,000, which represented a premium of $500,000 over the Partnership's cost basis in the land of $400,000. In addition, the Partnership received a mortgage loan prepayment penalty of 1.25% of the mortgage note balance, or $43,750, and a land lease termination fee of $10,000 in accordance with the terms of the agreements. As a result of the Eden West prepayment transaction, the Partnership made a Special Distribution of approximately $4,675,000, or $129 per original $1,000 investment, on August 15, 1997 to unitholders of record on July 15, 1997. Of this amount, approximately $123 represented the net proceeds from the Eden West transactions and approximately $6 represented a distribution from Partnership reserves that exceeded future requirements.

     The three properties remaining as of year-end consisted of a commercial office building, a retail shopping center and an apartment complex. For the past several years, real estate values for commercial office buildings in certain markets have been depressed due to an oversupply of competing space and the trend toward corporate consolidations and downsizing which followed the last national recession. Despite a general improvement in the real estate market for office properties in the past year, the downtown office market in Kansas City, Missouri, where the Partnership's Mercantile Tower property is located, remains particularly competitive. The occupancy level at the wholly-owned Mercantile Tower Office Building increased to 64% at August 31, 1997, as compared to 61% as of May 31, 1997 and 58% as of the same period in the prior year. This increase in occupancy is attributable to expansions by three existing tenants. In addition, during the fourth quarter of fiscal 1997 the property's leasing team negotiated two additional lease expansions for 3,100 square feet of additional space and two new leases for a total of 4,000 square feet. As previously reported, the pace of the lease-up at Mercantile Tower has been well below management's expectations. With significant competition in the downtown Kansas City office market, management has found it difficult to obtain economically viable lease terms from the number of tenants which are looking to lease space in the market. During the quarter ended February 28, 1997, the Partnership received an unsolicited offer to purchase the Mercantile Tower Office Building. In response to this unsolicited offer, the Partnership initiated a sales program and selected a Kansas City firm to market the property for sale. After reviewing the offers received as part of the marketing process, the Partnership selected an offer from one of the potential purchasers and, in August 1997, a purchase and sale agreement was signed. Subsequent to year-end, on November 10, 1997, the sale was completed and the Mercantile Tower property was sold for $7,283,000. The Partnership received net proceeds of $5,963,000 after closing costs, closing prorations, certain credits to the buyer and the repayment of the outstanding first mortgage note of $858,000. These net proceeds, along with an amount of excess cash reserves which has yet to be determined, will be distributed to the Limited Partners in the form of a special distribution to be paid on December 15, 1997. While the net proceeds received from the sale of Mercantile Tower were substantially less then the Partnership's original investment in the property, of $10.5 million, management believes that the sale price was reflective of the property's current fair market value, which is supported by the most recent independent appraisal. Furthermore, management did not foresee the potential for any significant near-term appreciation in the property's market value. Accordingly, a current sale was deemed to be in the best interests of the Limited Partners. A sale of the property at its current leasing level yielded less proceeds than the sale of the property at a stabilized level, but management concluded that the capital, time, and risk associated with the substantial leasing activity required to achieve stabilized operations outweighed the possibility of receiving a higher net sale price. As a result of the sale of Mercantile Tower, the Managing General Partner is currently reassessing the Partnership's future quarterly operating cash flow distributions. A determination of the rate to be paid subsequent to the distribution of the Mercantile Tower net proceeds will be made by the end of the first quarter of fiscal 1998. Based on the subsequent sale of Mercantile Tower, the Partnership wrote down the carrying value of the property by $350,000 as of August 31, 1997 to reflect the net proceeds received subsequent to year-end.

     The mortgage loan secured by The Timbers Apartments contained a prohibition against prepayment until September 1, 1997 and matures on September 1, 1998. There is a reasonable likelihood that this first mortgage loan investment may be prepaid in the near term given the continued availability of credit in the capital markets for real estate transactions at prevailing interest rates which are considerably lower than the 11.75% currently being earned on the Partnership's first mortgage loan investment. As discussed further in the notes to the accompanying financial statements, while interest is accruing on the Timbers loan at a rate of 11.75%, interest is being paid currently to the extent of net operating cash flow generated by the property, but not less than a rate of 7.75% per annum on the original non-recourse note balance of $4,275,000, under the terms of a modification agreement reached in fiscal 1989. Deferred interest under the modification agreement is added to the principal balance of the mortgage note on an annual basis. Under the Partnership's accounting policy for interest income, all deferred interest is fully reserved until collected in cash. The balance of principal and deferred interest owed to the Partnership on the Timbers first mortgage loan totalled $7,465,000 as of August 31, 1997. In addition, the Partnership has a $600,000 investment in the underlying land. Management's current estimate of the fair market value of The Timbers Apartments, net of selling expenses, is below the amount of this aggregate loan and land investment by approximately $1.2 million. Accordingly, it is unlikely that the Partnership will be able to fully collect these amounts. The Timbers borrower has recently initiated preliminary discussions with the Partnership concerning a potential sale of the property which could result in a repayment of a substantial portion of the outstanding obligations. There are no assurances, however, that a sale of the property will be completed.

     If the Partnership's investments secured by The Timbers Apartments are repaid by the September 1, 1998 loan maturity date as expected, Marshall's at East Lake Shopping Center would be the Partnership's only remaining investment. As a result of these circumstances, the Partnership is analyzing near-term sale strategies for this asset which could result in a sale of the property in 1998. As a result, it is possible that a liquidation of the Partnership could be completed in calendar year 1998. There are no assurances, however, that the disposition of the remaining real estate assets and the liquidation of the Partnership will be completed within this time frame. Occupancy at the Marshall's at East Lake Shopping Center as of August 31, 1997 was 94%, unchanged from the prior year. The Partnership received cash flow distributions from the Marshall's joint venture of approximately $319,000 for the year ended August 31, 1997, which was $96,000 more than the distributions received in fiscal 1996. As of August 31, 1997, the property's leasing team was negotiating with two potential tenants interested in leasing the remaining vacancy of 3,300 square feet at Marshall's at East Lake. Also, during the fourth quarter of fiscal 1997, one of the Center's kiosk tenants whose lease was scheduled to expire in September 1997 signed a new five-year lease. Market conditions in the suburban Atlanta sub-market in which Marshall's at East Lake is located remain soft with many properties reporting significant vacancy levels. The competition resulting from the surplus of available space has made the leasing efforts at Marshall's at East Lake more difficult. As a result, there are no assurances that the vacant space at Marshall's will be leased in the near term. No major capital improvements were required at Marshall's at East Lake during fiscal 1997, however, the property's management team is currently reviewing proposals for improvements that would enhance the appearance of the Center. Bids are being reviewed to improve the property's signage, repaint the wood trim on the front of the buildings and resurface the roofs as part of the fiscal 1998 capital improvement budget.

     At August 31, 1997, the Partnership had available cash and cash equivalents of $1,555,000. Such cash and cash equivalents will be used for the Partnership's working capital requirements and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's real estate and mortgage loan investments, repayment of the Partnership's mortgage loan receivable and the proceeds from the sales or refinancings of the underlying land, and the joint venture investment property. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
1997 Compared to 1996
---------------------

     For the year ended August 31, 1997, the Partnership reported net income of $1,018,000, as compared to net income of $703,000 in fiscal 1996. This increase in net income is mainly due to the fiscal 1997 gain of $500,000 realized on the sale of the land underlying the Eden West Apartments, as discussed further above, a decrease in the provision for possible investment loss of $450,000 and an increase in interest and other income of $55,000. In fiscal 1996, the Partnership recognized an $800,000 provision for possible loss to reflect a decline in management's estimate of the fair market value of the Mercantile Tower property. The $350,000 provision for possible investment loss recognized in fiscal 1997 resulted from a decline in the fair value of the Mercantile Tower property in the current year based on the sale transaction which was completed subsequent to year-end, as discussed further above. The increase in interest and other income was primarily due to the prepayment penalty and ground lease cancellation fee received in fiscal 1997 as part of the Eden West transaction, as discussed further above. The net income of the Marshall's joint venture increased slightly in fiscal 1997 due to an increase in rental revenue which was partially offset by higher property operating expenses.

     These favorable changes in the Partnership's net income were partially offset by an increase of $527,000 in the provision for possible uncollectible amounts and a decrease of $196,000 in the net income of the wholly-owned Mercantile Tower property. The increase in the provision for possible uncollectible amounts was mainly due to the $448,000 balance of a general loss reserve that was reversed in fiscal 1996 due to the improved operating results of the properties securing the Partnership's two remaining mortgage loans. As a result of the continued improvement in the operating performances of those two properties and in the market for residential apartment properties in general at that time, management determined that the reserve account was no longer required as of August 31, 1996. The provision for possible uncollectible amounts in both years reflects the accrued but unpaid interest due under the modified terms of The Timbers mortgage loan. The decrease in net income from the Mercantile Tower property was primarily attributable to increases in repairs and maintenance expense, capital improvement costs and leasing commissions which were partially offset by an increase in rental revenues. Repairs and maintenance expense at Mercantile Tower increased by $138,000 mainly due to current year window and lighting replacements and the installation of an exterior stairway that was needed for safety reasons to replace an older, outdoor escalator. Capital improvement costs and leasing commissions increased by $94,000 as a result of increases in occupancy and tenant turnover. As a result of the Partnership's accounting policy for assets held for sale, all capital improvement and leasing costs are expensed as incurred. Rental revenues at Mercantile Tower increased in fiscal 1997 due to an increase in average occupancy compared to the prior year.

1996 Compared to 1995
---------------------

     For the year ended August 31, 1996, the Partnership reported net income of $703,000 as compared to net income of $645,000 recognized in fiscal 1995. This increase in net income was primarily due to a change in the net operating results of the wholly-owned Mercantile Tower property. The major portion of this change resulted from a decline of $806,000 in capital enhancement costs, tenant improvement expenses and leasing commissions due to a drop in leasing activity at the Mercantile Tower property. As discussed further in the notes to the accompanying financial statements, all costs associated with holding this investment property held for sale are expensed as incurred. In addition, revenues from Mercantile Tower were higher by $162,000 for fiscal 1996 when compared to fiscal 1995, largely due to additional percentage rent collected from the parking facility during fiscal 1996. The $448,000 balance of a general loan loss reserve was reversed during fiscal 1996 as well. The Partnership's two remaining mortgage loans as of August 31, 1996 were secured by residential apartment properties. As a result of the continued improvement in the operating performances of these two properties and in the market for residential apartment properties in general, management determined that this reserve account was no longer required as of August 31, 1996. The recovery of $448,000 was netted with the provision for possible uncollectible amounts on the fiscal 1996 statement of operations. An increase of $55,000 in the Partnership's share of the net income of the Marshall's at East Lake joint venture also contributed to the increase in the Partnership's net income during fiscal 1996. The increase in the venture's net income resulted mainly from an improvement in rental revenues due to a higher average occupancy level in fiscal 1996.

     The favorable changes in the Partnership's net income were partially offset by a decrease in mortgage interest and land rent revenues of $368,000 and a provision for possible investment loss of $800,000 recognized in fiscal 1996, as well as the effect of a $211,000 gain on the sale of the Harbour Bay Plaza land recorded in fiscal 1995. In addition, the provision for possible uncollectible amounts, prior to the recovery referred to above, increased by $173,000 in fiscal 1996. The decrease in mortgage interest and land rent revenues resulted from the prepayment and sale transactions involving the Harbour Bay Plaza mortgage loan and land investments during the fourth quarter of fiscal 1995. The $800,000 provision for possible investment loss recognized in fiscal 1996 resulted from a decline in the estimated fair value of the Mercantile Tower property during fiscal 1996. Due to the extremely competitive conditions which continued to face the operating property, management revised downward its estimate of the fair value of the Mercantile Tower property as of August 31, 1996. In accordance with the Partnership's accounting policy for foreclosed assets, such properties are carried at the lower of cost or estimated fair value (net of selling expenses). The provision for possible uncollectible amounts in both years reflected the accrued but unpaid interest due under the modified terms of The Timbers mortgage loan. In fiscal 1995, the Partnership collected an additional $124,000 from the owner of The Timbers property which was offset against the provision in fiscal 1995. Additional payments of only $54,000 were collected during fiscal 1996, which, combined with the compounding effect of the interest owed under the terms of the modification agreement, accounted for the increase in the provision.

1995 Compared to 1994
---------------------

     For the year ended August 31, 1995, the Partnership reported net income of $645,000 as compared to a net loss of $384,000 recognized in fiscal 1994. This change in the Partnership's net operating results was primarily due to a provision for possible investment loss of $1,200,000 recognized in fiscal 1994 due to a decline in management's estimate of the fair value of the Mercantile Tower property. The gain of $211,000 recognized in fiscal 1995 on the sale of the Harbour Bay Plaza land offset a decline of $214,000 in mortgage interest income and land rent compared to fiscal 1994. The fiscal 1994 revenues included income from the Howard Johnson's investments through April 1, 1994, the date of the sale. A decline in the provision for possible uncollectible amounts of $135,000 also contributed to the favorable change in the Partnership's net operating results for fiscal 1995. In both years, the provision reflected the accrued but unpaid interest due under the modified terms of The Timbers mortgage loan. In fiscal 1995, the Partnership collected an additional $178,000 from the owner of The Timbers which was offset against the fiscal 1995 provision. A recovery of bad debt of $292,000 recorded in fiscal 1994 partly offset the favorable changes in net operating results. This recovery related to the Howard Johnson's prepayment transaction, in which the Partnership recovered an amount of previously reserved mortgage interest and land rent receivable.

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

Certain Factors Affecting Future Operating Results
--------------------------------------------------

     The following factors could cause actual results to differ materially from historical results or those anticipated:

     Real Estate Investment Risks. Real property investments are subject to varying degrees of risk. Revenues and property values may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including (i) the perceptions of prospective tenants of the attractiveness of the property; (ii) the ability to retain qualified individuals to provide adequate management and maintenance of the property; (iii) the inability to collect rent due to bankruptcy or insolvency of tenants or otherwise; and (iv) increased operating costs. Real estate values may also be adversely affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.

     Effect of Uninsured Loss. The Partnership carries, or requires its borrower to carry, comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its properties with insured limits and policy specifications that management believes are customary for similar properties. There are, however, certain types of losses (generally of a catastrophic nature such as wars, floods or earthquakes) which may be either uninsurable, or, in management's judgment, not economically insurable. Should an uninsured loss occur, the Partnership could lose both its invested capital in and anticipated profits from the affected property.

     Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances on, under, in or migrating from such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

     The Partnership is not aware of any notification by any private party or governmental authority of any non-compliance, liability or other claim in connection with environmental conditions at any of its properties that it believes will involve any expenditure which would be material to the Partnership, nor is the Partnership aware of any environmental condition with respect to any of its properties that it believes will involve any such material expenditure. However, there can be no assurance that any non-compliance, liability, claim or expenditure will not arise in the future.

     Competition. The financial performance of the Partnership's remaining real estate investments will be significantly impacted by the competition from comparable properties in their local market areas. The occupancy levels and rental rates achievable at the properties are largely a function of supply and demand in the markets. In many markets across the country, development of new multi-family properties has increased significantly in the past year. Existing apartment properties in such markets could be expected to experience increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. The retail segment of the real estate market is currently suffering from an oversupply of space in many markets resulting from overbuilding in recent years and the trend of consolidations and bankruptcies among retailers prompted by the generally flat rate of growth in overall retail sales. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Partnership's investment properties in the future.

     Impact of Joint Venture Structure. The ownership of one of the remaining investments through a joint venture partnership could adversely impact the timing of the Partnership's planned liquidation and the amount of proceeds received from the disposition of its joint venture investment. It is possible that the Partnership's co-venture partner could have economic or business interests which are inconsistent with those of the Partnership. Given the rights which both parties have under the terms of the joint venture agreement, any conflict between the partners could result in delays in completing a sale of the property and could lead to an impairment in the marketability of the property to third parties for purposes of achieving the highest possible sale price.

     Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining real estate assets is critical to the Partnership's ability to realize the current estimated fair market values of such assets and to complete the liquidation of the Partnership on a timely basis. Demand by buyers of multi-family apartment and retail properties is affected by many factors, including the size, quality, age, condition and location of the subject property, the quality and stability of the tenant roster, the terms of any long-term leases, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates.

Inflation
---------

     The Partnership completed its fifteenth full year of operations in fiscal 1997, and the effects of inflation and changes in prices on revenues and expenses to date have not been significant.

     The impact of inflation in future periods may be partially offset by an increase in revenues because the Partnership's land lease provides for additional rent based upon increases in the revenues of the related operating property which would be expected to rise with inflation. Revenues from the Marshall's at East Lake Shopping Center would also be expected to rise with inflation due to the tenant leases which contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales and property operating expenses. Such increases in revenues would be expected to at least partially offset the increases in Partnership and property operating expenses resulting from inflation. During a period of significant inflation, increased operating expenses attributable to space which remained unleased at such time would not be recoverable and would adversely affect the Partnership's net cash flow.

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

    (a) and (b) The names and ages of the directors and executive officers of the Managing General Partner of the Partnership are as follows:

                                                                   Date elected
      Name                       Office                      Age     to Office
      ----                       ------                      ---    ----------

Bruce J. Rubin          President and Director                38       8/22/96
Terrence E. Fancher     Director                              44      10/10/96
Walter V. Arnold        Senior Vice President and
                         Chief Financial Officer              50      10/29/85
David F. Brooks         First Vice President and
                         Assistant Treasurer                  55        2/2/82 *
Timothy J. Medlock      Vice President and Treasurer          36        6/1/88
Thomas W. Boland        Vice President and Controller         35       12/1/91
Dorothy F. Haughey      Secretary                             71        2/2/82 *

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

      Thomas W. Boland is a Vice President and Controller of the Managing General Partner and a Vice President and Controller of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur
Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended August 31, 1997 all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

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

      Under the advisory contract, the Adviser has specific management responsibilities; to administer the day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the General Partners. The Adviser is paid a basic management fee (6% of adjusted cash flow) and an incentive management fee (3% of adjusted cash flow subordinated to a non-cumulative annual return to the Limited Partners equal to 10% based upon their adjusted capital contribution) for services rendered. The Adviser earned basic management fees of $41,000 for the year ended August 31, 1997.
No incentive management fees have been earned to date.

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended August 31, 1997 is $147,000, representing reimbursements to this affiliate for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $5,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the year ended August 31, 1997. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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

    (b) A Current Report on Form 8-K dated July 15, 1997 was filed during the last quarter of fiscal 1997 to report the sale of the land underlying the Eden West Apartments and the prepayment of the related first leasehold mortgage loan and is hereby incorporated by reference.


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


                           PAINE WEBBER QUALIFIED PLAN
                           PROPERTY FUND TWO, LP


                           By:  Second Qualified Properties, Inc.
                                Managing General Partner



                           By:  /s/ Bruce J. Rubin
                                ------------------
                                Bruce J. Rubin
                                President and Chief Executive Officer


                           By:  /s/ Walter V. Arnold
                                --------------------
                                Walter V. Arnold
                                Senior Vice President and Chief
                                Financial Officer


                           By:  /s/ Thomas W. Boland
                                --------------------
                                Thomas W. Boland
                                Vice President and Controller

Dated: November 26, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.



By:  /s/ Bruce J. Rubin                         Date: November 26, 1997
     --------------------                             -----------------
     Bruce J. Rubin
     Director


By: /s/ Terrence E. Fancher                     Date: November 26, 1997
    ------------------------                          -----------------
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


(13)           Annual Reports to Limited Partners           No Annual Report for the year
                                                            ended August 31, 1997 has been
                                                            sent to the Limited Partners.  An
                                                            Annual Report will be sent to the
                                                            Limited Partners subsequent to
                                                            this filing.


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


                                                                    Reference

Paine Webber Qualified Plan Property Fund Two, LP:

   Report of independent auditors                                       F-2

   Independent auditors' report relating to Marshall's at East
     Lake Partnership                                                   F-3

   Balance sheets as of August 31, 1997 and 1996                        F-4

   Statements of income for the years ended August 31, 1997,
     1996 and 1995                                                      F-5

   Statements of changes in partners' capital (deficit) for the years
     ended August 31, 1997, 1996 and 1995                               F-6

   Statements of cash flows for the years ended August 31, 1997,
     1996 and 1995                                                      F-7

   Notes to financial statements                                        F-8

   Financial statement schedules:

     Schedule III - Real Estate Owned                                  F-18
     Schedule IV - Investments in Mortgage Loans on Real Estate        F-19

Marshall's at East Lake Partnership:

   Independent Auditor's Report                                        F-20

   Balance sheets as of August 31, 1997 and 1996                       F-21

   Statements of income for the years ended August 31, 1997,
     1996 and 1995                                                     F-22

   Statements of partners' capital for the years ended
     August 31, 1997, 1996 and 1995                                    F-23

   Statements of cash flows for the years ended August 31, 1997,
     1996 and 1995                                                     F-24

   Notes to financial statements                                       F-25

   Schedule III - Real Estate and Accumulated Depreciation             F-28

   Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS




The Partners of
Paine Webber Qualified Plan Property Fund Two, LP:

      We have audited the accompanying balance sheets of Paine Webber Qualified Plan Property Fund Two, LP as of August 31, 1997 and 1996, and the related statements of income, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended August 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of Marshall's at East Lake Partnership (an unconsolidated venture). The Partnership's equity investment in Marshall's at East Lake Partnership totalled $3,060,000 and $3,173,000 as of August 31, 1997 and 1996, respectively, and the Partnership's share of the net income of Marshall's at East Lake Partnership totalled $206,000, $198,000, and $143,000 for the years ended August 31, 1997, 1996 and 1995, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Marshall's at East Lake Partnership, is based solely on the report of the other auditors.

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

      In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber Qualified Plan Property Fund Two, LP at August 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                                /s/ ERNST & YOUNG LLP
                                                ---------------------
                                                ERNST & YOUNG LLP




Boston, Massachusetts
November 20, 1997

SMITH & RADIGAN
Certified Public Accountants

                                                  Suite 675 Ashford Perimeter
                                             4151 Ashford-Dunwoody Road, N.E.
                                                  Atlanta, Georgia 30319-1462


                          INDEPENDENT AUDITORS' REPORT




To the Partners
Marshall's at East Lake Partnership

      We have audited the balance sheets of Marshall's at East Lake Partnership as of August 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marshall's at East Lake Partnership as of August 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1997 in conformity with generally accepted accounting principles.


                                          /s/ Smith & Radigan
                                          -------------------
                                          SMITH & RADIGAN


Atlanta, Georgia
September 19, 1997

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                                 BALANCE SHEETS
                            August 31, 1997 and 1996
                      (In thousands, except per Unit data)

                                     ASSETS

                                                       1997             1996
                                                       ----             ----
Real estate investments:
   Land                                              $   600          $  1,000
   Mortgage loans receivable, net of allowance
      for possible uncollectible amounts of
      $3,190 ($2,703 in 1996)                          4,275             7,775
   Investment in joint venture, at equity              3,060             3,173
   Investment property held for sale,
      net of allowance for possible
      investment loss of $2,350 ($2,000 in 1996)       7,150             7,500
                                                   ---------         ---------
                                                      15,085            19,448

Cash and cash equivalents                              1,555             1,653
Tax and insurance escrow                                 215               255
Interest and other receivables                            96               129
Prepaid expenses                                          14                16
                                                   ---------         ---------
                                                   $  16,965         $  21,501
                                                   =========         =========

                        LIABILITIES AND PARTNERS' CAPITAL


Accrued real estate taxes                          $     160         $     183
Accounts payable and accrued expenses                    160                93
Accounts payable - affiliates                             10                10
Tenant security deposits and other liabilities            64                55
Note payable                                             894             1,150
                                                   ---------         ---------
      Total liabilities                                1,288             1,491

Partners' capital:
  General Partners:
   Capital contributions                                   1                 1
   Cumulative net income                                 299               289
   Cumulative cash distributions                        (330)             (323)

  Limited Partners ($1,000 per Unit,
     36,241 Units issued):
   Capital contributions, net of offering costs       32,906            32,906
   Cumulative net income                              29,555            28,547
   Cumulative cash distributions                     (46,754)          (41,410)
                                                   ---------         ---------
      Total partners' capital                         15,677            20,010
                                                   ---------         ---------
                                                   $  16,965         $  21,501
                                                   =========         =========






                             See accompanying notes.

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                              STATEMENTS OF INCOME
               For the years ended August 31, 1997, 1996 and 1995
                      (In thousands, except per Unit data)

                                                1997       1996        1995
                                                ----       ----        ----
Revenues:
   Interest from mortgage loans             $   1,168   $   1,195   $   1,477
   Land rent                                      113         117         203
   Interest and other income                      165         110          67
                                            ---------   ---------   ---------
                                                1,446       1,422       1,747

Expenses:
   Management fees                                 41          41          45
   General and administrative                     325         381         438
   Provision for (recovery of) possible
     uncollectible amounts                        487         (40)        235
                                            ---------   ---------   ---------
                                                  853         382         718
                                            ---------   ---------   ---------

Operating income                                  593       1,040       1,029

Partnership's share of venture's income           206         198         143

Gain on sale of land                              500           -         211

Investment property held for sale:
   Provision for possible investment loss        (350)       (800)          -
   Income (loss) from operations, net              69         265        (738)
                                            ---------   ---------   ---------
                                                 (281)       (535)       (738)
                                            ---------   ---------   ---------

Net income                                  $   1,018   $     703   $     645
                                            =========   =========   =========

Net income per
   Limited Partnership Unit                 $   27.81   $   19.20   $   17.60
                                            =========   =========   =========

Cash distributions per
   Limited Partnership Unit                 $  147.45   $  125.14   $   19.86
                                            =========   =========   ==========


    The above net income and cash distributions per Limited Partnership Unit are based upon 36,241 Units of Limited Partnership Interest outstanding during each year.












                             See accompanying notes.

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               For the years ended August 31, 1997, 1996 and 1995
                                 (In thousands)

                                             General    Limited
                                             Partners   Partners     Total
                                             --------   --------     -----

Balance at August 31, 1994                   $ (32)     $ 23,963   $ 23,931

Cash distributions                              (7)         (720)      (727)

Net income                                       6           639        645
                                            ------      --------   --------

Balance at August 31, 1995                     (33)       23,882     23,849

Cash distributions                              (7)       (4,535)    (4,542)

Net income                                       7           696        703
                                            ------      --------   --------

Balance at August 31, 1996                     (33)       20,043     20,010

Cash distributions                              (7)       (5,344)    (5,351)

Net income                                      10         1,008      1,018
                                           -------     ---------   --------

Balance at August 31, 1997                 $   (30)    $  15,707   $ 15,677
                                           =======     =========   ========


























                             See accompanying notes.

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                            STATEMENTS OF CASH FLOWS
               For the years ended August 31, 1997, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                 1997        1996         1995
                                                 ----        ----         ----

Cash flows from operating activities:
   Net income                                $  1,018    $    703     $    645
   Adjustments to reconcile net income
     to net cash provided
     by operating activities:
      Recovery of possible
        uncollectible amounts                       -        (448)           -
      Gain on sale of land                       (500)          -        (211)
      Partnership's share of venture's income    (206)       (198)       (143)
      Provision for possible investment loss      350         800           -
      Changes in assets and liabilities:
         Tax and insurance escrow                  40         (58)         (9)
         Interest and other receivables            33         (39)        196
         Prepaid expenses                           2          (1)         (1)
         Accrued real estate taxes                (23)          -          13
         Accounts payable and accrued expenses     67          (2)       (151)
         Accounts payable - affiliates              -          (2)          1
         Tenant security deposits and
           other liabilities                        9          (1)          8

            Total adjustments                    (228)         51        (297)
                                             --------    --------     -------
            Net cash provided by
              operating activities                790         754         348
                                             --------    --------     -------

Cash flows from investment activities:
   Proceeds received from repayment of
     mortgage loan and sale of land             4,400           -       3,811
   Distributions from joint venture               319         223         198
                                             --------    --------     -------
            Net cash provided by
              investing activities              4,719         223       4,009
                                             --------    --------     -------
Cash flows from financing activities:
   Proceeds received from issuance of
     note payable                                   -          67         811
   Principal payments on note payable            (256)       (228)       (104)
   Distributions to partners                   (5,351)     (4,542)       (727)
                                             --------    --------     -------
            Net cash used in
              financing activities             (5,607)     (4,703)        (20)
                                             --------    --------     -------

Net (decrease) increase in cash and
   cash equivalents                               (98)     (3,726)      4,337

Cash and cash equivalents,
   beginning of year                            1,653       5,379       1,042
                                             --------    --------     -------

Cash and cash equivalents, end of year       $  1,555    $  1,653    $  5,379
                                             ========    ========    ========

Cash paid during the year for interest       $     98    $    115    $    105
                                             ========    ========    ========





                             See accompanying notes.

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                          NOTES TO FINANCIAL STATEMENTS


1.   Organization and Nature of Operations
     -------------------------------------

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

      The Partnership originally owned land and made first mortgage loans secured by buildings with respect to six operating investment properties. Through August 31, 1997, the Partnership had been prepaid on its investments with respect to three of the original operating properties. As of August 31, 1997, only one of the Partnership's original mortgage loans and land lease investments on the properties was still outstanding, and the Partnership owned an equity interest in one operating property through a joint venture partnership which resulted from the settlement of a default under the terms of a first mortgage loan held by the Partnership. In addition, the Partnership owned one operating property directly as a result of foreclosing under the terms of its mortgage loan receivable. See Notes 4, 5 and 6 for a further discussion of the Partnership's remaining real estate investments.

      As discussed further in Notes 4, 5 and 6, subsequent to year-end the Partnership completed the sale of its wholly-owned investment property. In addition, the outstanding mortgage loan is scheduled to mature in September 1998. As a result of these circumstances, the Partnership is exploring potential sales opportunities with respect to the remaining joint venture investment property. The disposition of all of the remaining real estate investments would be followed by a liquidation of the Partnership which could be accomplished prior to the end of calendar 1998. There are no assurances, however, that the disposition of the remaining assets and the liquidation of the Partnership will be completed within this time frame.

2.   Use of Estimates and Summary of Significant Accounting Policies
     ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 1997 and 1996 and revenues and expenses for each of the three years in the period ended August 31, 1997. Actual results could differ from the estimates and assumptions used.

      The Partnership's investments in land subject to ground leases are carried at cost or an amount less than cost if indicators of impairment are present in accordance with statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which was adopted in fiscal 1997. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. The Partnership generally assesses indicators of impairment by a review of independent appraisal reports on each operating investment property. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

      Investment property held for sale represents an asset acquired by the Partnership through foreclosure proceedings on a first mortgage loan. Pursuant to SFAS No. 121, the Partnership's policy is to carry this asset at the lower of cost or estimated fair value (net of selling expenses). The Partnership's cost basis is equal to the fair value of the asset at the date of foreclosure. Declines in the estimated fair value of the asset subsequent to foreclosure are recorded through the use of a valuation allowance. Subsequent increases in the estimated fair value of the asset result in reductions in the valuation allowance, but not below zero. All costs incurred to hold the asset, including capital improvements and leasing costs, are charged to expense and no depreciation expense is recorded.

      Mortgage loans receivable are carried at the lower of cost or fair value. Amounts representing deferred interest and land rent receivable resulting from loan and ground lease modifications are fully reserved until collected. The Partnership's policy is to provide for any valuation allowances on its mortgage loan investments on a specific identification basis, principally by evaluating the market value of the underlying collateral since the loans are collateral dependent. In addition, a general loan loss reserve was recorded in fiscal 1990 in an amount equal to $990,000, reflecting management's assessment of the general credit risk applicable to the Partnership's portfolio of mortgage loan investments taken as a whole. During fiscal 1994, $542,000 of this loan loss reserve was applied against the loss incurred in conjunction with the repayment of the Howard Johnson's mortgage loan. In fiscal 1996, the remainder of this loan loss reserve, of $448,000, was reversed as a result of continued improvements in the operating performances of the underlying collateral properties and in real estate market conditions in general.

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

      The mortgage loans receivable, cash and cash equivalents and note payable appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of cash and cash equivalents approximates its fair value as of August 31, 1997 and 1996 due to the short-term maturities of these instruments. Information regarding the fair value of the Partnership's remaining mortgage loan receivable is provided in
Note 4. Due to the likelihood of near term prepayment, the mortgage loan receivable has been valued at the lesser of face value or the estimated fair value of the collateral property, net of selling expenses, as determined by an independent appraisal (see Note 4 for a further discussion). The fair value of the note payable is estimated using discounted cash flow analysis, based on the current market rates for similar types of borrowing arrangements (see Note 7).

      No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

3.   The Partnership Agreement and Related Party Transactions
     --------------------------------------------------------

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

      Under the advisory contract, the Adviser has specific management responsibilities; to administer the day-to-day operations of the Partnership, and to periodically report the performance of the Partnership to the General Partners. The Adviser is paid a basic management fee (6% of adjusted cash flow) and an incentive management fee (3% of adjusted cash flow subordinated to a non-cumulative annual return to the Limited Partners equal to 10% based upon their adjusted capital contribution) for services rendered. The Adviser earned basic management fees of $41,000, $41,000 and $45,000 for the years ended August 31, 1997, 1996 and 1995, respectively. No incentive management fees have been earned to date. Accounts payable - affiliates at both August 31, 1997 and 1996 consists of management fees payable to the Adviser of $10,000.

      Included in general and administrative expenses for the years ended August 31, 1997, 1996 and 1995 is $147,000, $144,000 and $176,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $5,000, $8,000 and $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1997, 1996 and 1995, respectively.

4.   Mortgage Loan and Land Investments
     ----------------------------------

      The following first mortgage loans were outstanding at August 31, 1997 and 1996 (in thousands):

                                                                           Date
                                                                           of Loan
                               Amount of Loan                              and
       Property              1997        1996        Interest Rate         Maturity
       --------              ----        ----        -------------         --------
    Eden West Apts.        $    -     $ 3,500     Years 1 to 3 - 11%       6/6/84
    Omaha, NE                                     Years 4 to 6 - 11.25%    6/6/99
                                                  Thereafter - 11.50%

    The Timbers             7,465       6,978     11.75%                   9/7/84
      Apartments (1)       (3,190)     (2,703)                             9/1/98
                         --------    --------
    Raleigh, NC             4,275       4,275
                         --------    --------
                         $  4,275    $  7,775
                         ========    ========

      (1)See discussion below regarding interest pay rate modifications for the Timbers mortgage loan. Deferred interest is added to the principal balance of the mortgage loan receivable. The Partnership's policy is to reserve for deferred interest until collected.

      The loans are secured by first mortgages on the properties, the owner's leasehold interest in the land and an assignment of all tenant leases, where applicable. Interest is payable monthly and the principal is due at maturity.

      In relation to the above-mentioned mortgage loans, the following land purchase-leaseback transactions had also been entered into as of August 31, 1997 and 1996 (in thousands):

                                 Cost of Land
                              to the Partnership
      Property               1997           1996         Annual Base Rent
      --------               ----           ----         ------------------

   Eden West Apartments    $    -         $  400        Years 1 to 3  - $44,000
                                                        Years 4 to 6  - $45,000
                                                        Thereafter - $46,000

   The Timbers Apartments     600            600        $ 70,500
                           ------         ------
                           $  600         $1,000
                           ======         ======

      The land leases have terms of 40 years. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon the gross revenues in excess of a base amount, as defined. No additional rent was received during fiscal 1997, 1996 or 1995. The lessees have the option to purchase the land, beginning at a specified time, at a price based on the fair market value, as defined, but not less than the original cost to the Partnership. As of August 31, 1997, the Timbers option to purchase the land was exercisable.

      The objectives of the Partnership with respect to its mortgage loan and land investments are to provide current income from fixed mortgage interest payments and base land rents, then to provide increases to this current income through participation in the annual revenues generated by the properties as they increase above specified base amounts. In addition, the Partnership's investments are structured to share in the appreciation in value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage loan or exercise of the option to repurchase the land, the Partnership will receive a 40% share of the appreciation above a specified base amount.

      As discussed further below, the loan secured by The Timbers Apartments becomes prepayable without penalty as of September 1, 1997. Management believes the potential for a near term prepayment of The Timbers Apartments loan is high. As a result of these circumstances, the mortgage loan instrument has been valued, based on an expected short-term maturity, at the lesser of face value (prior to any allowance for possible uncollectible amounts) or the estimated fair value of the collateral property, net of selling expenses. The estimated fair value of the Partnership's remaining mortgage loan investment as of August 31, 1997 was $6,300,000.

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

      During fiscal 1997, the Partnership received the minimum payments due under the note of $331,000. During fiscal 1996 and 1995, the Partnership received  payments  totalling  $385,000  and $509,000  respectively,  toward the interest owed on the loan secured by The Timbers. Due to the Partnership's policy of reserving for deferred interest until collected, such cash payments reflect the interest income recognized in the Partnership's statements of operations for such years (net of the provision for possible uncollectible amounts). Gross interest income at the original rate of 11.75% per annum would have accrued for each of the three years ended August 31, 1997, 1996 and 1995 in the amount of $502,000 had the modifications referred to above not been necessary. The Partnership has established an allowance for possible uncollectible amounts for the cumulative amount of deferred interest owed under the Timbers modification ($3,190,000 and $2,703,000 at August 31, 1997 and 1996, respectively) due to the uncertainty as to the collection of the deferred interest from this investment.

Eden West Apartments
--------------------

      On July 15, 1997, the Partnership received $3,500,000 from the Eden West borrower, which represented the full repayment of the first leasehold mortgage loan secured by the Eden West Apartments. Simultaneously, the Eden West owner purchased the Partnership's interest in the underlying land at a price equal to $900,000, which represented a premium of $500,000 over the Partnership's cost basis in the land of $400,000. In addition, the Partnership received a mortgage loan prepayment penalty of 1.25% of the mortgage note balance, or $43,750, and a land lease termination fee of $10,000 in accordance with the terms of the agreements. As previously reported, the owner of the Eden West Apartments had given notice of an intent to repurchase the underlying land from the Partnership and prepay its first leasehold mortgage loan, which was scheduled to mature on June 6, 1999. The Partnership and the owner of the Eden West Apartments had been discussing the terms of a prepayment transaction for more than a year, and during the quarter ended May 31, 1997 the parties reached an agreement on the terms of the prepayment transaction which closed on July 15, 1997.

      As a result of the disposition on July 15, 1997 of the Partnership's investments secured by the Eden West Apartments, the Partnership made a Special Distribution of approximately $4,675,000, or $129 per original $1,000 investment, on August 15, 1997 to unitholders of record on July 15, 1997. Of this amount, approximately $123 represented the net proceeds from the Eden West transactions and approximately $6 represented a distribution from Partnership reserves that exceeded future requirements.

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

5.   Investment in Joint Venture
     ---------------------------

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

                             Condensed Balance Sheet
                            August 31, 1997 and 1996
                                 (in thousands)
                                     Assets

                                                       1997             1996
                                                       ----             ----

   Current assets                                 $      135       $      115
   Operating investment property, net                  2,916            3,034
   Other assets                                           66               73
                                                  ----------       ----------
                                                  $    3,117       $    3,222
                                                  ==========       ==========

                        Liabilities and Partners' Capital

   Current liabilities                            $       38       $       30
   Other liabilities                                      19               19
   Partnership's share of capital                      3,060            3,173
                                                  ----------       ----------
                                                  $    3,117       $    3,222
                                                  ==========       ==========

                         Condensed Summary of Operations
               For the years ended August 31, 1997, 1996 and 1995
                                 (in thousands)

                                                1997        1996        1995
                                                ----        ----        ----
   Rental income and
    expense reimbursements                  $    542    $    506    $    444
   Interest and other income                       3           2           2
                                            --------    --------    --------
                                                 545         508         446

   Property operating expenses                   190         163         161
   Depreciation and amortization                 149         147         142
                                            --------    --------    --------
                                                 339         310         303
                                            --------    --------    --------
   Net income                               $    206    $    198    $    143
                                            ========    ========    ========

   Net income:
       Partnership's share of net income    $    206    $    198    $    143
       Co-venturer's share of net income           -           -           -
                                            --------    --------    --------
                                            $    206    $    198    $    143
                                            ========    ========    ========


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

      A description of the operating property owned by the joint venture and the terms of the joint venture agreement are summarized below:

Marshall's at East Lake Partnership
-----------------------------------

      Marshall's at East Lake Partnership, a Delaware general partnership ("the joint venture") was organized on December 11, 1991 by the Partnership and Oxford/Concord Associates ("Oxford"), a Georgia joint venture, to acquire, own and operate Marshall's at East Lake Shopping Center. The property, which was 94% leased as of August 31, 1997, is a 55,175 square foot shopping center on approximately 6.7 acres of land in suburban Atlanta, Georgia.

      The joint venture agreement provides that all taxable income for any fiscal year will, in general, be allocated to the Partnership until it has received income allocations equal to a cumulative 9% return upon its defined invested capital ($4,250,000 at August 31, 1997). Thereafter, taxable income will be allocated 80% to the Partnership and 20% to Oxford. In general, all tax losses will be allocated to the Partnership.

      The joint venture agreement also provides that cash flow, as defined, be distributed monthly to the Partnership until it has received cumulative distributions equal to a 9% return upon its defined invested capital. Thereafter, cash flow will be distributed 80% to the Partnership and 20% to Oxford. The Partnership received distributions from the joint venture totalling $319,000, $223,000 and $198,000 during the years ended August 31, 1997, 1996 and
1995, respectively. The Partnership would need to receive additional distributions of $661,000 to reach a cumulative non-compounded return of nine percent on its defined investment capital as of August 31, 1997. Proceeds from any capital transaction, as defined, shall be distributed first to the Partnership until it has received aggregate distributions equal to a 9% return upon its defined invested capital; second, to the Partnership until it has received an amount equal to its defined invested capital; and the balance, if any, will be distributed 80% to the Partnership and 20% to Oxford.

      The Partnership entered into a property management contract with New Market Management Company (the "Manager"), an affiliate of Oxford, for the management of the property. As compensation for management services provided to the joint venture, the Manager receives a management fee equal to 5% of gross cash receipts, as defined, subject to a monthly minimum of $2,000. Such fees amounted to $27,000, $25,000 and $25,000 for the years ended August 31, 1997, 1996 and 1995, respectively. The Partnership and Oxford must make all decisions unanimously relating to the business and affairs of the joint venture. However, the Partnership can unilaterally, without the approval of Oxford, terminate upon thirty days' written notice the current management company.

6.   Investment Property Held for Sale
     ---------------------------------

Mercantile Tower Office Building
--------------------------------

      The Partnership assumed ownership of the Mercantile Tower office building, in Kansas City, Missouri, on April 12, 1993 through a deed-in-lieu of foreclosure action following a default under the terms of a first mortgage loan held by the Partnership. The Partnership complies with the guidelines set forth in SFAS No. 121 (see Note 2) to account for its investment properties held for sale. Under SFAS No. 121, a foreclosed asset deemed to be held for sale is recorded at the lower of cost or estimated fair value, reduced by the estimated costs to sell the asset. Cost is defined as the fair value of the asset at the date of the foreclosure. Declines in the estimated fair value of the asset subsequent to foreclosure are recorded through the use of a valuation allowance. Subsequent increases in the estimated fair value of the asset result in reductions in the valuation allowance, but not below zero. The combined balance of the land and the mortgage loan investment at the time title was transferred was $10,500,000. The estimated fair value of the operating property at the date of foreclosure, net of selling expenses, was $9,500,000. Accordingly, a write-down of $1,000,000 was recorded as a loss on foreclosure in the statement of operations for fiscal 1993.

      The occupancy level at the wholly-owned Mercantile Tower Office Building increased to 64% at August 31, 1997, as compared to 61% as of May 31, 1997 and 58% as of the same period in the prior year. The pace of the lease-up at Mercantile Tower has been well below management's expectations. With significant competition in the downtown Kansas City office market, management has found it difficult to obtain economically viable lease terms from the number of tenants which are looking to lease space in the market. During the quarter ended February 28, 1997, the Partnership received an unsolicited offer to purchase the Mercantile Tower Office Building. In response to this unsolicited offer, the Partnership initiated a sales program and selected a Kansas City firm to market the property for sale. After reviewing the offers received as part of the marketing process, the Partnership selected an offer from one of the potential purchasers and, in August 1997, a purchase and sale agreement was signed. Subsequent to year-end, on November 10, 1997, the sale was completed and the Mercantile Tower property was sold for $7,283,000. The Partnership received net proceeds of $5,963,000 after closing costs, closing prorations, certain credits to the buyer and the repayment of the outstanding first mortgage note of $858,000. These net proceeds, along with an amount of excess cash reserves which has yet to be determined, will be distributed to the Limited Partners in the form of a special distribution to be paid on December 15, 1997. While the net proceeds received from the sale of Mercantile Tower were substantially less then the Partnership's original investment in the property, of $10.5 million, management believes that the sale price was reflective of the property's current fair market value, which is supported by the most recent independent appraisal. Furthermore, management did not foresee the potential for any significant near-term appreciation in the property's market value. Accordingly, a current sale was deemed to be in the best interests of the Limited Partners. A sale of the property at its current leasing level yielded less proceeds than the sale of the property at a stabilized level, but management concluded that the time, capital and risk associated with the leasing activity required to achieve stabilized operations outweighed the potential benefits of receiving a higher sale price. Based on the subsequent sale of Mercantile Tower, the Partnership wrote down the carrying value of the property by $350,000 as of August 31, 1997 to reflect the net proceeds received subsequent to year-end. In fiscal 1996 and 1994, the Partnership had recorded provisions for possible investment loss in the amounts of $800,000 and $1,200,000, respectively, to reflect declines in management's estimate of the fair value of the investment property. The net carrying value of the Mercantile Tower investment property at August 31, 1997 and 1996, of $7,150,000 and $7,500,000, respectively, is classified as investment property held for sale on the Partnership's balance sheets.

      The Partnership records income from the investment property held for sale in the amount of the difference between the property's gross revenues and property operating expenses (including leasing costs and improvement expenses), taxes and insurance. Summarized operating results for Mercantile Tower for the years ended August 31, 1997, 1996 and 1995 (in thousands):

                                                 1997      1996      1995
                                                 ----      ----      ----

     Rental revenues and expense recoveries     $1,906    $1,811    $1,654
     Other income                                    5         5         -
                                                ------    ------    ------
                                                 1,911     1,816     1,654

     Property operating expenses (1)             1,521     1,193     1,993
     Property taxes and insurance                  223       244       287
     Interest expense                               98       114       112
                                                ------    ------    ------
                                                 1,842     1,551     2,392
                                                ------    ------    ------
     Income (loss) from investment property
       held for sale, net                      $    69    $  265    $ (738)
                                               =======    ======    ======

(1) As discussed in Note 2, in accordance with the Partnership's accounting policy for assets held for sale, capital improvement costs are expensed as incurred. Included in property operating expenses for the years ended August 31, 1997, 1996 and 1995 is capital improvement costs of $394,000, $159,000 and $965,000, respectively.

7.   Note payable
     ------------

     Note payable as of August 31, 1997 and 1996 consists of the following secured indebtedness (in thousands):
                                                     1997          1996
                                                     ----          ----
Line-of-credit borrowings secured by the
Mercantile  Tower property (see Note 6).
Draws under the line, up to a maximum of
$2,000,000, can be made through February
28, 1998, only to fund approved  leasing
and capital  improvements  costs related
to the Mercantile  Tower  property.  The
outstanding  borrowings bear interest at
the  prime   rate  plus  1%  per  annum.
Interest-only  payments  were  due  on a
monthly  basis  through  February  1995.
Thereafter,    monthly   principal   and
interest   payments   are  due   through
maturity on February 10, 2001.  The fair
value of the note  payable  approximated
its  carrying  amount as of  August  31,
1997 and 1996.                                      $   894      $ 1,150
                                                    =======      =======

     Scheduled maturities of the outstanding debt for the next four years are as follows (in thousands):

            1998             $   256
            1999                 255
            2000                 255
            2001                 128
                            --------
                             $   894
                            ========

      As discussed further in Note 6, the Mercantile Tower property was sold subsequent to year-end and the mortgage note described above was repaid in full at the time of the sale.

8.   Subsequent Events
     -----------------

      On October 15, 1997, the Partnership distributed $167,000 to the Limited Partners and $2,000 to the General Partners for the quarter ended August 31, 1997.

Schedule III - Real Estate Owned

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP
                                 August 31, 1997
                                 (In thousands)

                                        Cost Basis of    Gross Amount at        Date of
                                        Investment to    Which Carried          Original       Size
Description              Encumbrances   Partnership (A)  at Close of Period (A) Investment     of Investment
-----------              ------------   ---------------  ---------------------- ----------     -------------
Office Building          $   894        $10,500          $ 9,500                 4/29/83       13,500 net
Kansas City, MO (1)                                                                            rentable sq. ft.
                                                                                               on 32,000 sq. ft.
                                                                                               of land

Land underlying                -            600              600                  9/7/84       18 acres
Apartment Complex (B)
Raleigh, NC              -------        -------          -------
                         $   894        $11,100          $10,100
                         =======        =======          =======

Notes:
     (A) These amounts represent the original cost of each investment and the gross amount at which these investments are carried on the balance sheet at August 31, 1997. The aggregate cost for federal income tax purposes at August 31, 1997 is approximately $13,652,000.

     (B) All senior mortgages on the land investments are held by Paine Webber Qualified Plan Property Fund Two, LP. See Schedule IV.

     (C) Reconciliation of real estate owned:
                                                  1997       1996       1995
                                                  ----       ----       ----

         Balance at beginning of year         $ 10,500    $ 10,500    $ 11,250
         Acquisitions                                -           -           -
         Dispositions (2)                         (400)          -        (750)
                                              --------    --------    --------
         Balance at end of year               $ 10,100    $ 10,500    $ 10,500
                                              ========    ========    ========

     (1) The Partnership assumed ownership of the Mercantile Tower Office Building located in Kansas City, Missouri, on April 12, 1993 as a result of foreclosure proceedings. The balance of the mortgage note at the time title was transferred was $9,500,000 and the land had a cost basis to the Partnership of $1,000,000. The Partnership recorded a $1,000,000 write-down to reflect the estimate of the property's fair value at the time of foreclosure, net of selling expenses. In fiscal 1997, 1996 and 1994, the Partnership recorded provisions for possible investment loss in the amounts of $350,000, $800,000 and $1,200,000, respectively, to reflect declines in management's estimate of the fair value of the investment property. Accordingly, the net carrying value of the investment on the Partnership's balance sheet at August 31, 1997 amounted to $7,150,000. Subsequent to August 31, 1997, the Partnership sold the Mercantile Tower property to a third party for $7,283,000 (prior to deducting selling expenses). See Note 6 to the financial statements accompanying this Annual Report for a further discussion of these events.

     (2) See Note 4 to the financial statements for a discussion of the sale of the land underlying the Harbour Bay Plaza Shopping Center during fiscal 1995 and the sale of the land underlying the Eden West Apartments during fiscal 1997.


Schedule IV - Investments in Mortgage Loans on Real Estate

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP
                                 August 31, 1997
                                 (In thousands)
                                                                                                                     Principal
                                                                                                                     amount of
                                                                                                                     loans subject
                                                                                                        Carrying     to delinquent
                                       Final maturity      Periodic                 Face amount of      amount of    principal
      Description     Interest rate        Date            payment terms            mortgage            mortgage     or interest
      -----------     -------------    -----------------   -------------            --------            --------     -----------
First Mortgage Loan:

Apartment Complex     11.75% (1)       September 1, 1998   Interest monthly,         $  7,465           $  7,465      -
Raleigh, NC                                                principal at maturity                          (3,190)(1)
                                                                                     --------           --------

TOTALS                                                                               $  7,465           $  4,275
                                                                                     ========           ========

                                                        1997              1996              1995
                                                        ----              ----              ----
Balance at beginning of period                     $   7,775         $   7,327         $  10,177
Additions during the period:
  Interest deferrals, net (1)                              -               408               235
Dispositions during the period:
  Repayment of mortgage loans receivable (2)          (3,500)                -            (2,850)
Recovery of (provision for) possible
  uncollectible amounts (1)                                -                40              (235)
                                                   ---------         ---------         ---------
Balance at end of period                           $   4,275         $   7,775         $   7,327
                                                   =========         =========         =========

(1) See Note 4 to the financial statements for information regarding certain valuation accounts and modifications to the payment terms associated with The Timbers (Raleigh) mortgage loan. Deferred interest is added to the principal balance of the mortgage loan receivable. The Partnership's policy is to reserve for deferred interest until collected.

(2) During fiscal 1995, the Harbour Bay Plaza mortgage loan was repaid. During fiscal 1997, the Eden West Apartments mortgage loan was repaid. See Note 4 to the Financial Statements accompanying this Annual Report for a further discussion of these events.

                            INDEPENDENT AUDITOR'S REPORT





To the Partners
Marshall's at East Lake Partnership


We have audited the balance sheets of Marshall's at East Lake Partnership as of August 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marshall's at East Lake Partnership as of August 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1997 in conformity with generally accepted accounting principles.





                                          /s/ Smith & Radigan
                                          -------------------
                                          SMITH & RADIGAN



Atlanta, Georgia
September 19, 1997

                                 Balance Sheets

                       MARSHALL'S AT EAST LAKE PARTNERSHIP

                                     ASSETS

                                                                 August 31,

                                                            1997          1996
                                                            ----          ----
CURRENT ASSETS
  Cash                                               $  113,587     $   98,097
  Tenant receivables                                      3,302          4,080
  Property tax reimbursement receivable                  13,562          7,560
  Prepaid expenses                                        4,661          4,998
                                                     ----------     ----------
       TOTAL CURRENT ASSETS                             135,112        114,735

OPERATING INVESTMENT PROPERTY
  Land                                                  400,000        400,000
  Building and improvements                           3,231,786      3,221,786
                                                     ----------     ----------
                                                      3,631,786      3,621,786
  Less accumulated depreciation                         716,318        587,560
                                                     ----------     ----------
                                                      2,915,468      3,034,226

OTHER ASSETS
  Deposits                                                3,825          3,825
  Deferred rent                                          26,756         26,401
  Deferred charges, net of amortization of
    $47,392 in 1997 and $39,159 in 1996                  35,752         42,370
                                                     ----------     ----------
                                                         66,333         72,596
                                                     ----------     ----------
                                                     $3,116,913     $3,221,557
                                                     ==========     ==========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
  Accrued property taxes                             $   36,133     $   27,485
  Other accrued expenses                                  2,027          2,000
                                                     ----------     ----------
       TOTAL CURRENT LIABILITIES                         38,160         29,485

OTHER LIABILITIES
  Security deposit liability                             18,805         18,805

PARTNERS' CAPITAL                                     3,059,948      3,173,267
                                                     ----------     ----------

                                                     $3,116,913     $3,221,557
                                                     ==========     ==========



   The Notes to Financial Statements are an integral part of these Statements.

                              Statements of Income

                       MARSHALL'S AT EAST LAKE PARTNERSHIP



                                                      For the Years Ended
                                                            August 31,
                                             -----------------------------------
                                               1997         1996        1995
                                               ----         ----        ----
REVENUES
   Rental income                            $ 408,559   $ 415,766   $ 367,114
   Property operating expense
     reimbursements                           133,628      90,769      76,948
   Interest and other income                    3,202       2,133       2,054
                                            ---------   ---------   ---------
                                              545,389     508,668     446,116
EXPENSES
   Depreciation                               128,758     128,621     127,167
   Amortization                                20,174      18,427      15,299
   Real estate taxes                           64,666      39,553      34,427
   Insurance                                    6,552       6,477       6,323
   Management fees                             26,562      25,152      24,682
   Property operating expenses                 63,654      63,721      64,347
   Professional fees                            6,998       6,670      11,664
   General and administrative                  21,823      21,110      18,857
                                            ---------   ---------   ---------
                                              339,187     309,731     302,766
                                            ---------   ---------   ---------
NET INCOME                                  $ 206,202   $ 198,937   $ 143,350
                                            =========   =========   =========


























   The Notes to Financial Statements are an integral part of these Statements.

                         Statements of Partners' Capital

                       MARSHALL'S AT EAST LAKE PARTNERSHIP

                                                   PaineWebber
                                     Oxford/       Qualified Plan     Total
                                     Concord       Property Fund      Partners'
                                     Associates    Two, L.P.          Capital
                                     ----------    --------------     ---------

Balance at August 31, 1994          $    -0-        $ 3,252,646     $ 3,252,646

Net income                               -0-            143,350         143,350

Distributions to partners                -0-           (198,333)       (198,333)
                                    ----------      -----------     -----------

Balance at August 31, 1995               -0-          3,197,663       3,197,663

Net income                               -0-            198,937         198,937

Distributions to partners                -0-           (223,333)       (223,333)
                                    ----------      -----------     -----------

Balance at August 31, 1996               -0-          3,173,267       3,173,267

Net income                               -0-            206,202         206,202

Distributions to partners                -0-           (319,521)       (319,521)
                                    ----------      -----------     -----------

Balance at August 31, 1997          $    -0-        $ 3,059,948     $ 3,059,948
                                    ==========      ===========     ===========

























   The Notes to Financial Statements are an integral part of these Statements.

                            Statements of Cash Flows

                       MARSHALL'S AT EAST LAKE PARTNERSHIP




                                                      For the Years Ended
                                                           August 31,
                                              ---------------------------------
                                                 1997         1996        1995
                                                 ----         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $ 206,202    $  198,937  $  143,350
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
   Depreciation and amortization            148,932       147,048     142,466
   Decrease (increase) in:
     Tenant receivables                         778          (412)     (1,292)
     Prepaid expenses                           337          (187)     11,837
     Property tax reimbursement receivable   (6,002)         (176)      1,256
     Deferred rent                             (355)       (7,698)     15,259
     Deferred charges                       (13,556)       (8,949)    (27,090)
        Increase (decrease) in:
         Accounts payable and
          accrued expenses                    8,675        (3,131)    (37,144)
         Tenant security deposit liability        0         1,400        (450)
                                          ---------    ----------  ----------
            Total adjustments               138,809       127,895     104,842
                                          ---------    ----------  ----------
            Net cash provided by
              operating activities          345,011       326,832     248,192

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital improvements to property         (10,000)       (1,200)    (62,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions paid to partners          (319,521)     (223,333)   (198,333)
   Increase (decrease) in obligations
     in excess of cash                            -        (4,202)      4,202
                                          ---------    ----------  ----------
            Net cash used in
              financing activities         (319,521)     (227,535)   (194,131)
                                          ---------    ----------  ----------

NET INCREASE (DECRASE) IN CASH               15,490        98,097      (8,805)

CASH BALANCE AT BEGINNING OF PERIOD          98,097             -       8,805
                                          ---------    ----------  ----------

CASH BALANCE AT END OF PERIOD            $  113,587    $   98,097  $      -0-
                                         ==========    ==========  ==========


SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
  Interest paid                          $        -    $        -  $    1,090
                                         ==========    ==========  ==========









   The Notes to Financial Statements are an integral part of these Statements.

                          Notes to Financial Statements

                       MARSHALL'S AT EAST LAKE PARTNERSHIP

                                 August 31, 1997



Note A - Summary of Significant Accounting Policies
---------------------------------------------------

  Organization

      Marshall's at East Lake Partnership, a Delaware general partnership ("the Partnership"), was organized on December 11, 1991 by PaineWebber Qualified Plan Property Fund Two, L.P. ("QP2"), a Delaware limited partnership, and Oxford/ Concord Associates ("Oxford"), a Georgia joint venture, to acquire, own, operate, develop, lease, manage, finance, refinance and sell or otherwise dispose of certain land and improvements located at 2199-2211 Roswell Road, Marietta, Georgia, also known as Marshall's at East Lake Shopping Center.

      Prior to December 11, 1991, Oxford owned Marshall's at East Lake Shopping Center, which secured a mortgage loan from QP2 with a principal balance of $3,100,000. In addition, QP2 owned the land underlying the operating property and had a ground lease with Oxford. Oxford was delinquent on the mortgage payments and filed a Chapter 11 petition with the United States Bankruptcy Court on June 12, 1990.

      During December 1991, QP2 and Oxford reached a settlement agreement which involved the formation of a partnership to own and operate the property on a go-forward basis. The formation of the Partnership was approved by the Bankruptcy Court and became effective December 11, 1991. QP2 contributed its rights and interests under its mortgage loan to the Partnership, and the loan was extinguished. In addition, QP2 contributed the land underlying the operating property to the Partnership and the related ground lease was terminated. Oxford contributed all of its rights, title to and interest in the improvements, subject to QP2's loan, to the Partnership. The land, building and improvements had an estimated total fair market value of $3,500,000 at December 11, 1991. For financial reporting purposes, QP2's capital contribution was deemed to be $3,500,000 and Oxford's capital contribution was deemed to be zero.

  Operating Investment Property

      The operating investment property was recorded at its fair market value on the date of contribution. Depreciation expense is computed using the straight-line method over the estimated useful life of twenty-seven and one-half years for the building and improvements.

      Subsequent expenditures for new facilities and replacements or betterments to existing facilities are capitalized and recorded at cost and depreciated over their estimated useful lives. Expenditures for normal maintenance and repairs are charged to expense as incurred.

  Cash

      The Company frequently maintains cash deposits in excess of federal insurance limits in the ordinary course of its operations.

  Deferred Rent

      Deferred rent results from rent concessions provided to certain tenants by the Partnership through free rent and stepped rent. Rental income is recognized on a straight-line basis over the life of the lease. During the period of free and stepped rent, rental income for the difference between the average rent over the lease term and actual cash received is recognized by recording a deferred rent asset. The amortization of the deferred rent asset begins when the amount of cash received exceeds the average rent over the lease term and continues through the remaining life of the lease.


  Deferred Charges

      Deferred charges result from costs incurred in leasing spaces in the shopping center. These costs are capitalized and amortized over the remaining terms of the operating leases. (See Note C.)

  Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Fair Value of Financial Instruments

      The Partnership estimates that the aggregate fair value of all financial instruments at August 31, 1997 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. The estimated fair value amounts of cash and cash equivalents, receivables, short-term investments, accounts payable and accrued liabilities approximate fair value due to their short-term nature. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange.

  Income Taxes

      A partnership is not liable for income taxes and, therefore, no provision for income taxes is made in the financial statements of the Partnership. A proportionate share of the Partnership's income or loss is included on the tax returns of the partners.

Note B - Partnership Agreement
------------------------------

      The partnership agreement provides that all taxable income for any fiscal year will, in general, be allocated to QP2 until it has received income allocations equal to a nine percent return upon its defined invested capital ($4,250,000 at August 31, 1997). Thereafter, taxable income will be allocated eighty percent to QP2 and twenty percent to Oxford. In general, all taxable losses will be allocated to QP2.

      The partnership agreement also provides that cash flow, as defined, be distributed monthly to QP2 until it has received distributions equal to a nine percent return upon its defined invested capital. Thereafter, cash flow will be distributed eighty percent to QP2 and twenty percent to Oxford. Proceeds from any capital transaction, as defined, shall be distributed first to QP2 until it has received aggregate distributions equal to a nine percent return upon its defined invested capital; second, to QP2 until it has received an amount equal to its defined invested capital; and the balance, if any, will be distributed eighty percent to QP2 and twenty percent to Oxford.

      The Partnership paid distributions to QP2 totaling $319,521, $223,333 and $198,333 for the years ended August 31, 1997, 1996 and 1995, respectively. QP2 would need to receive additional distributions of $661,312 to reach a cumulative non-compounded return of nine percent on its defined invested capital as of August 31, 1997.

      QP2 and Oxford must make all decisions unanimously relating to the business and affairs of the Partnership. QP2 can unilaterally, without the approval of Oxford, terminate upon thirty days written notice the current management company, which is an affiliate of Oxford (see Note D).


Note C - Rental Income
----------------------

      The Partnership derives rental income from leasing shopping center space. All of the Partnership's leasing agreements are operating leases expiring in one to ten years. Base rental income of $408,559, $415,766 and $367,114 was earned for the years ended August 31, 1997, 1996 and 1995, respectively. The following is a schedule of minimum future rentals provided for in noncancellable operating leases as of August 31, 1997:

                     Year Ending
                     August 31,          Amount
                     -----------         ------
                       1998           $  391,493
                       1999              345,712
                       2000              200,320
                       2001              171,263
                       2002              145,130
                       Thereafter         56,374
                                      ----------
                                      $1,310,292
                                      ==========

      Total minimum future rentals do not include percentage rentals due under certain leases, which are based upon the lessees' sales volume. Tenant leases also require lessees to pay all or a portion of real estate taxes, insurance, and common area costs.

      Rental income of $200,942 (forty-nine percent of total rental income) for the year ended August 31, 1997, $198,038 (forty-eight percent of total rental income) for the year ended August 31, 1996 and $198,545 (fifty-four percent of total rental income) for the year ended August 31, 1995 was received from the following tenants:

                                     1997                         1996                           1995
                              ---------------------        ---------------------          --------------------
                              Income      Percent          Income      Percent            Income      Percent
Tenant                        Earned      of total         Earned      of total           Earned      of total
------                        ------      --------         ------      --------           ------      --------
Marshall's                    $132,840       32%           $132,840        32%            $132,840        36%
Australian Body Works           68,102       17%             65,198        16%              65,705        18%
                              --------       --            --------        --             --------        --
                              $200,942       49%           $198,038        48%            $198,545        54%
                              ========       ==            ========        ==             ========        ==

     No other tenant accounted for more than ten percent of rental income during the years ended August 31, 1997, 1996 and 1995.

Note D - Property Management Agreement
--------------------------------------

      The Partnership maintains an agreement for the management of the property that provides for the Partnership to pay a management fee equal to five percent of gross cash receipts, subject to a monthly minimum fee of $2,000. Management fee expense for the years ended August 31, 1997, 1996 and 1995 was $26,562, $25,152 and $24,682, respectively.

Schedule III - Real Estate and Accumulated Depreciation

                       MARSHALL'S AT EAST LAKE PARTNERSHIP
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 August 31, 1997

                                                        Cost                                                           Life on Which
                                Initial Cost to      Capitalized   Gross Amount at Which Carries at                    Depreciation
                                Partnership         Subsequent to                  End of Year                         in Latest
                               -------------------   Acquisition   --------------------------------                    Income
                                      Buildings &  Buildings &          Buildings &          Accumulated   Date of     Statement
Description     Encumbrances  Land    Improvements Improvements  Land   Improvements Total   Depreciation  Acquisition is Computed
-----------     ------------  ----    ------------ ------------  ----   ------------ -----   ------------  ----------- -------------
Retail Shopping Center
 Marietta, Georgia   $   0  $400,000  $3,100,000   $131,786   $400,000  $3,231,786 $3,631,786 $716,318     12/11/91    7-27.5 yrs.
                     =====  ========  ==========   ========   ========  ========== ========== ========

Notes

(A) The  aggregate  cost of real  estate  owned at August 31,  1997 for  Federal income tax purposes is approximately $3,632,000.
(B) See Note B to the financial statements for a description of the agreement through which the Partnership owns an interest in the above property.
(C) Reconciliation of real estate owned:
                                            1997        1996        1995
                                            ----        ----        ----

      Balance at beginning of period   $ 3,621,786  $3,620,586  $3,557,720
      Increase due to improvements          10,000       1,200      62,866
      Decrease due to disposals                  -           -           -
                                       -----------  ----------  ----------
      Balance at end of period         $ 3,631,786 $ 3,621,786 $ 3,620,586
                                       =========== =========== ===========

(D) Reconciliation of accumulated depreciation:

      Balance at beginning of period   $   587,560 $   458,939 $   331,772
      Depreciation expense                 128,758     128,621     127,167
      Write-offs due to disposals                -           -           -
                                       ----------- ----------- -----------
      Balance at end of period         $   716,318 $   587,560 $   458,939
                                       =========== =========== ===========