Form 10-Q
period 1997-11-30
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO LP
filed 1998-01-12
CIK 700913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

         |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended November 30, 1997

                                       OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from _________ to ______.

                         Commission File Number: 0-17146

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                             04-2752249
          --------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

265 Franklin Street, Boston, Massachusetts 02110
------------------------------------------------
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (617) 439-8118
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                                 BALANCE SHEETS
                November 30, 1997 and August 31, 1997 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                   November 30   August 31
                                                   -----------   ---------

Real estate investments:
   Land                                               $   600     $    600
   Mortgage loans receivable, net                       4,275        4,275
   Investment in joint venture, at equity               3,007        3,060
   Investment property held for sale, net                   -        7,150
                                                      -------     --------
                                                        7,882       15,085

Cash and cash equivalents                               7,822        1,555
Tax and insurance escrow                                    -          215
Interest and other receivables                             53           96
Prepaid expenses and other assets                          16           14
                                                      -------     --------
                                                      $15,773     $ 16,965
                                                      =======     ========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                 $    53     $    160
Accounts payable - affiliates                              10           10
Accrued real estate taxes                                   -          160
Tenant security deposits and other liabilities              -           64
Note payable                                                -          894
Partners' capital                                      15,710       15,677
                                                      -------     --------
                                                      $15,773     $ 16,965
                                                      =======     ========












                             See accompanying notes.

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                              STATEMENTS OF INCOME
        For the three months ended November 30, 1997 and 1996 (Unaudited)
                     (In thousands, except per Unit amounts)

                                                 1997              1996
                                                 ----              ----

Revenues:
   Interest from mortgage loans               $    201          $    306
   Land rent                                        18                29
   Other interest income                            39                20
                                              --------          --------
                                                   258               355

Expenses:
   Management fees                                  10                10
   General and administrative                       71                55
   Provision for possible uncollectible
     amounts                                       118               123
                                              --------          --------
                                                   199               188
                                              --------          --------

Operating income                                    59               167

Partnership's share of venture's income             53                40

Income from operations of
   investment property held for sale, net          113                11

Loss on sale of investment property held
   for sale                                        (23)                -
                                              --------          --------

Net income                                    $    202          $    218
                                              ========          ========

Net income per Limited
  Partnership Unit                              $ 5.51            $ 6.02
                                                ======            ======

Cash distributions per Limited
  Partnership Unit                              $ 4.62            $ 4.62
                                                ======            ======

      The above net income and cash distributions per Limited Partnership Unit are based upon the 36,241 Units of Limited Partnership Interest outstanding during each period.



                             See accompanying notes.

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
        For the three months ended November 30, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                             General       Limited
                                             Partners      Partners
                                             --------      --------

Balance at August 31, 1996                       $(33)     $20,043
Cash distributions                                 (2)        (167)
Net income                                          2          216
                                                 ----      -------
Balance at November 30, 1996                     $(33)     $20,092
                                                 ====      =======

Balance at August 31, 1997                       $(30)     $15,707
Cash distributions                                 (2)        (167)
Net income                                          2          200
                                                 ----      -------
Balance at November 30, 1997                     $(30)     $15,740
                                                 ====      =======

























                             See accompanying notes.

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                            STATEMENTS OF CASH FLOWS
        For the three months ended November 30, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                      1997         1996
                                                      ----         ----

Cash flows from operating activities:
  Net income                                        $   202      $   218
  Adjustments to reconcile net income to
    net cash provided by operating activities:
   Partnership's share of venture's income              (53)         (40)
   Loss on sale of investment property held for sale     23            -
   Changes in assets and liabilities:
     Tax and insurance escrow                           215           (3)
     Interest and other receivables                      43           (3)
     Prepaid expenses                                    (2)           6
     Accrued real estate taxes                         (160)          19
     Accounts payable and accrued expenses             (107)         (28)
     Tenant security deposits                           (64)          (1)
                                                    -------      -------
      Total adjustments                                (105)         (50)
                                                    -------      -------
      Net cash provided by operating activities          97          168

Cash flows from investing activities:
  Distributions from joint venture                      106           57
  Proceeds from sale of investment property           7,127            -
                                                    -------      -------
      Net cash provided by investing activities       7,233           57

Cash flows from financing activities:
  Principal payments on note payable                   (894)         (64)
  Distributions to partners                            (169)        (169)
                                                    -------      -------
      Net cash used in financing activities          (1,063)        (233)
                                                    -------      -------

Net increase (decrease) in cash and cash
   equivalents                                        6,267           (8)

Cash and cash equivalents, beginning of period        1,555        1,653
                                                    -------      -------

Cash and cash equivalents, end of period            $ 7,822      $ 1,645
                                                    =======      =======

Supplemental disclosure:
  Cash paid during the period for interest          $    21      $    27
                                                    =======      =======

                             See accompanying notes.

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP
                          Notes to Financial Statements
                                   (Unaudited)

1.  General
    -------

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended August 31, 1997. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of November 30, 1997 and August 31, 1997 and revenues and expenses for the three months ended November 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.  Mortgage Loan and Land Investments
    ----------------------------------

      The outstanding first mortgage loan and the cost of the related land to the Partnership at November 30, 1997 and August 31, 1997 are as follows (in thousands):

                                         Amount
      Property                        of Mortgage Loan         Cost of Land
      --------                        ----------------         ------------

  The Timbers Apartments                $ 4,275(1)              $   600
    Raleigh, NC

(1) The balance shown is net of an allowance for possible uncollectible amounts of $3,308 and $3,190, respectively, as of November 30, 1997 and August 31, 1997 (see discussion below).

      The loan is secured by a first mortgage on the property, the owner's leasehold interest in the land and an assignment of all leases, where applicable. Interest on the Timbers loan is payable monthly at rate of 11.75% per annum, and the principal on the loan is due at maturity. Among the provisions of the lease agreement, the Partnership is entitled to additional rent based upon the gross revenues in excess of a base amount, as defined. For the three-month periods ended November 30, 1997 and 1996, no additional rents were received. As discussed in the Annual Report, the lessee has the option to purchase the land for a specified period of time at a price based on fair market value, as defined, but not less than the original cost to the Partnership. As of November 30, 1997, the option to purchase the land was exercisable. In addition, the Partnership's investment is structured to share in the appreciation in value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage loan or exercise of the option to repurchase the land, the terms of the lease call for the Partnership to receive a 40% share of the appreciation above a specified base amount.

        As discussed further below, the loan secured by The Timbers became prepayable without penalty as of September 1, 1997. Management believes the potential for a near-term prepayment of the Timbers Apartments loan is high. As a result of these circumstances, the mortgage loan instrument has been valued, based on an expected short-term maturity, at the lesser of face value (prior to any allowance for possible uncollectible amounts) or the estimated fair value of the collateral property, net of selling expenses. The estimated fair value of the Partnership's remaining mortgage loan investment as of November 30, 1997 and August 31, 1997 was $6,300,000.

      Under the terms of the Timbers loan modification executed in fiscal 1989, the amount payable to the Partnership is equal to the cash flow of the property available after the payment of operating expenses, not to exceed 11.75% of the note balance, but in no event less than 7.75% of the note balance. The amount deferred each year will accrue interest at the original rate of 11.75% beginning at the end of that year and the total deferred amount plus accrued interest will be payable upon maturity of the note in September of 1998. The total balance of the principal and deferred interest receivable at November 30, 1997 and August 31, 1997 was $7,583,000 and $7,465,000, respectively. The Partnership has established an allowance for possible uncollectible amounts for the cumulative amount of deferred interest owed under the Timbers modification ($3,308,000 at November 30, 1997 and $3,190,000 at August 31, 1997) due to the Partnership's policy of reserving for deferred interest until collected.

3.  Investment in Joint Venture
    ---------------------------

      As  discussed in the Annual  Report,  on June 12, 1990 the borrower of the
mortgage  loan  secured  by  the   Marshalls  at  East  Lake  Shopping   Center,
Oxford/Concord Associates, filed a Chapter 11 petition with the United States Bankruptcy Court for the Northern District of Georgia. On November 14, 1990, the Bankruptcy Court ordered that both the Partnership and the borrower submit plans for the restructuring of the mortgage loan and ground lease agreements. During fiscal 1991, the Partnership and the borrower reached a settlement agreement which involved the formation of a joint venture to own and operate the property on a go-forward basis. The formation of the joint venture was approved by the Bankruptcy Court and became effective in December of 1991. The Partnership contributed its rights and interests under its mortgage loan to the joint venture and the loan was extinguished. In addition, the Partnership contributed the land underlying the operating property to the joint venture and the related ground lease was terminated. Oxford/Concord Associates contributed all of its rights, title and interest in and to the improvements, subject to the Partnership's loan, to the joint venture. Subsequent to the restructuring, the Partnership has accounted for its investment in the Marshalls joint venture on the equity method because the Partnership does not have a voting control interest in the venture. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of earnings, losses and distributions.

      Summarized operating results of the venture for the three-month periods ended November 30, 1997 and 1996 are as follows (in thousands):

                                                 1997              1996
                                                 ----              ----
   Revenues:
      Rental revenues and expense
        reimbursements                          $  130            $  129

   Expenses:
      Property operating expenses                   30                31
      Real estate taxes                             10                21
      Depreciation and amortization                 37                37
                                                ------            ------
                                                    77                89
                                                ------            ------
   Net income                                   $   53            $   40
                                                ======            ======

   Net income:
      Partnership's share of net income         $   53            $   40
      Co-venturer's share of net income              -                 -
                                                ------            ------
                                                $   53            $   40
                                                ======            ======

4.  Investment Property Held for Sale
    ---------------------------------

      Mercantile Tower Office Building
      --------------------------------

      As discussed in the Annual Report, the Partnership assumed ownership of the Mercantile Tower Office Building, in Kansas City, Missouri, through a deed-in-lieu of foreclosure action on April 12, 1993 as a result of certain uncured defaults on the Partnership's mortgage loan receivable. The combined balance of the land and the mortgage loan investment at the time title was transferred was $10,500,000. The estimated fair value of the operating property at the date of foreclosure, net of selling expenses, was $9,500,000. Accordingly, a write-down of $1,000,000 was recorded as a loss on foreclosure in fiscal 1993. Subsequent to the date of the foreclosure, the Partnership recorded provisions for possible investment loss totalling $2,350,000 to reflect additional declines in management's estimate of the fair value of the investment property. The net carrying value of the Mercantile Tower investment property as of August 31, 1997 was $7,150,000, which comprises the balance of investment property held for sale on the accompanying balance sheet at that date.

      On November 10, 1997, the Mercantile Tower property was sold for $7,283,000. The Partnership received net proceeds of $5,963,000 after closing costs, closing prorations, certain credits to the buyer and the repayment of the outstanding first mortgage note of $858,000. The sale price, net of closing costs, was lower than the net carrying value of the investment property by $23,000, which is reflected as a loss on the sale on the accompanying income statement for the quarter ended November 30, 1997. The net proceeds from the sale of Mercantile Tower, along with an amount of excess cash reserves, were distributed to the Limited Partners in the form of a special distribution in the amount of approximately $6,741,000, or $186 per original $1,000 investment, which was paid on December 15, 1997. While the net proceeds received from the sale of Mercantile Tower were substantially less then the Partnership's original investment in the property, of $10.5 million, management believes that the sale price was reflective of the property's current fair market value, which is supported by the most recent independent appraisal. Furthermore, management did not foresee the potential for any significant near-term appreciation in the property's market value. Accordingly, a current sale was deemed to be in the best interests of the Limited Partners. A sale of the property at its current leasing level yielded less proceeds than the sale of the property at a stabilized level, but management concluded that the capital, time, and risk associated with the substantial leasing activity required to achieve stabilized operations outweighed the possibility of receiving a higher net sale price.

      The Partnership records income from the investment property held for sale in the amount of the difference between the property's gross revenues and property operating expenses (including leasing costs and improvement expenses), taxes and insurance. Summarized operating results for Mercantile Tower for the period September 1, 1997 through the date of sale, November 10, 1997, and for the three-month period ended November 30, 1996 are as follows (in thousands):

                                                  1997             1996
                                                  ----             ----
Revenues:
   Rental revenues and expense recoveries      $   399           $   417
   Interest and other income                        14                 4
                                               -------           -------
                                                  413                421

Expenses:
   Property operating expenses                     240               322
   Interest expense                                 21                27
   Property taxes and insurance                     38                61
                                               -------           -------
                                                   299               410
                                               -------           -------
Income from operations of investment
  property held for sale, net                  $   114           $    11
                                               =======           =======

      The above property operating expenses for the three months ended November 30, 1996 include capital improvements and leasing costs of $54,000.

5.  Related Party Transactions
    --------------------------

      The Adviser earned basic management fees of $10,000 for each of the three-month periods ended November 30, 1997 and 1996. Accounts payable affiliates at both November 30, 1997 and August 31, 1997 consists of management fees of $10,000 payable to the Adviser.

      Included in general and administrative expenses for the three-month periods ended November 30, 1997 and 1996 is $36,000 and $37,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for each of the three-month periods ended November 30, 1997 and 1996 is $1,000 and $2,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

6.  Note payable
    ------------

      Note payable as of August 31, 1997 consisted of the following secured indebtedness (in thousands):

                                                   August 31
                                                   ---------

     Line of credit  borrowings  secured
by the Mercantile Tower property.  Draws
under  the  line,  up  to a  maximum  of
$2,000,000,   could   be  made   through
February 28, 1998, only to fund approved
leasing  and capital  improvement  costs
related   to   the   Mercantile    Tower
property.   The  outstanding  borrowings
bore  interest  at the prime rate (8.25%
at August  31,  1997) plus 1% per annum.
Interest-only  payments  were  due  on a
monthly  basis  through  February  1995.
Thereafter,    monthly   principal   and
interest   payments   were  due  through
maturity on February 10, 2001.  The fair
value  of  the  note   approximated  its
carrying  amount as of August 31,  1997.
The note was repaid in full on  November
10, 1997 upon the sale of the Mercantile
Tower  property  (see  Note  4).                       $  894
                                                       ======

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

      On November 10, 1997, the Mercantile Tower property was sold for $7,283,000. The Partnership received net proceeds of $5,963,000 after closing costs, closing prorations, certain credits to the buyer and the repayment of the outstanding first mortgage note of $858,000. The net proceeds from the sale of Mercantile Tower, along with an amount of excess cash reserves, were distributed to the Limited Partners in the form of a special distribution in the amount of approximately $6,741,000, or $186 per original $1,000 investment, which was paid on December 15, 1997. While the net proceeds received from the sale of
Mercantile Tower were substantially less then the Partnership's original investment in the property, of $10.5 million, management believes that the sale price was reflective of the property's current fair market value, which is supported by the most recent independent appraisal. Furthermore, management did not foresee the potential for any significant near-term appreciation in the property's market value. Accordingly, a current sale was deemed to be in the best interests of the Limited Partners. A sale of the property at its current leasing level of below 70% yielded less proceeds than the sale of the property at a stabilized level, but management concluded that the capital, time, and risk associated with the substantial leasing activity required to achieve stabilized operations outweighed the possibility of receiving a higher net sale price. As previously reported, all of the operating cash flow at the Mercantile Tower property had been used to help pay for ongoing leasing costs and capital improvements at the building. As a result of the sale of the property and the payment of the December 15, 1997 special capital distribution, the Partnership's earnings can support an increase in the distribution rate paid on the remaining invested capital. Accordingly, the annualized distribution rate will be increased from 2.5% to 3%. The adjustment will be effective with the distribution for the quarter ending February 28, 1998, which will be paid on April 15, 1998. The 3% annualized rate will be paid on a Limited Partner's remaining capital account of $424 per original $1,000 investment.

      The mortgage loan secured by The Timbers Apartments contained a prohibition against prepayment until September 1, 1997 and matures on September 1, 1998. There is a reasonable likelihood that this first mortgage loan investment may be prepaid in the near term given the continued availability of credit in the capital markets for real estate transactions at current interest rates which are considerably lower than the 11.75% currently being earned on the Partnership's first mortgage loan investment. As discussed further in the notes to the accompanying financial statements, while interest is accruing on the Timbers loan at a rate of 11.75%, interest is being paid currently to the extent of net operating cash flow generated by the property, but not less than a rate of 7.75% per annum on the original note balance of $4,275,000, under the terms of a modification agreement reached in fiscal 1989. Deferred interest under the modification agreement is added to the principal balance of the mortgage note on an annual basis. Under the Partnership's accounting policy for interest income, all deferred interest is fully reserved until collected in cash. The balance of principal and deferred interest owed to the Partnership on the Timbers first mortgage loan totalled $7,583,000 as of November 30, 1997. In addition, the Partnership has a $600,000 investment in the underlying land. Management's current estimate of the fair market value of The Timbers Apartments is below the amount of this aggregate loan and land investment by approximately $1.3 million. Accordingly, it is unlikely that the Partnership will be able to fully collect these amounts. The Timbers borrower has recently initiated preliminary discussions with the Partnership concerning a potential sale of the property which could result in a repayment of a substantial portion of the outstanding obligations. There are no assurances, however, that a sale of the property will be completed.

      If the Partnership's investments secured by The Timbers Apartments are repaid by the September 1, 1998 loan maturity date as expected, Marshalls at East Lake Shopping Center would be the Partnership's only remaining investment. As a result of these circumstances, the Partnership is analyzing near-term sale strategies for this asset which could result in a sale of the property in 1998. As a result, it is possible that a liquidation of the Partnership cold be completed in calendar year 1998. There are no assurances, however, that the disposition of the remaining real estate assets and the liquidation of the Partnership will be completed within this time frame. Occupancy at the Marshalls at East Lake Shopping Center was 94% as of November 30, 1997, unchanged from the preceding quarter. Despite the unchanged occupancy level, several lease transactions were finalized during the first quarter which will increase the Center's occupancy level to 98%. The largest transaction was a five-year lease with a new tenant for 4,500 square feet. This new tenant is an established regional shoe store. The construction work to prepare this space for the new tenant is currently underway, and it is anticipated that this new store location will be ready to open in March of 1998. Other lease transactions completed during the first quarter included terminations of two leases for a total of 2,400 square feet. One lease termination became effective on December 1, 1997 and was needed to accommodate the space requirements of the new shoe store. A second lease was terminated as part of an effort to enhance the Center's tenant mix. In addition, an existing lease with a 1,600 square foot tenant was extended for two years through February 2001 at escalating rental rates. There were no property improvements completed in the first quarter, but several projects are planned for the current fiscal year which include new signage, exterior painting and roof work.

      At November 30, 1997, the Partnership had available cash and cash equivalents of $7,822,000. Such cash and cash equivalents will be used for the Partnership's working capital requirements and for distributions to the partners, including the capital distribution of $6.7 million, which was made in December 1997, as discussed further above. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's real estate and mortgage loan investments, repayment of the Partnership's mortgage loans receivable and the proceeds from the sales or refinancings of the underlying land, the operating investment property and the joint venture investment property. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended November 30, 1997
------------------------------------

      The Partnership reported net income of $202,000 for the three months ended November 30, 1997 compared to $218,000 for the same period in the prior year. This $16,000 decrease in net income resulted from a $108,000 decrease in operating income and the loss of $23,000 on the sale of the Mercantile Tower property which were offset by an increase in income from operations of investment property held for sale and an increase in the Partnership's share of venture's income. The decrease in operating income was primarily due to a $97,000 decrease in revenues mainly caused by the sale of the Eden West Apartments on July 15, 1997 which resulted in the repayment of the Partnership's first mortgage loan and the repurchase of the underlying land. Primarily due to the sale of the Eden West Apartments, the Partnership's interest from mortgage loans and land rent decreased by $105,000 and $11,000, respectively. These decreases were partially offset by an increase of $19,000 in interest income from invested cash reserves. Interest income increased due to the increase in the average outstanding cash reserve balances which resulted mainly from the temporary investment of the net proceeds from the sale of Mercantile Tower on November 10, 1997 prior to the special distribution which was paid subsequent to the quarter-end. The Partnership's net income also decreased as a result of the loss from the sale of Mercantile Tower. The loss from the sale of Mercantile Tower was the result of the excess of the property's carrying value, net of prior provisions for possible investment loss, over the sale price, net of closing costs.

     The increase in the Partnership's income from operations of the investment property held for sale was primarily due to a decrease in property operating expenses which resulted from a drop off in leasing activity prior to the sale of the Mercantile Tower property. The increase in the Partnership's share of venture's income is primarily attributable to a $13,000 decrease in total expenses at the Marshalls at East Lake Shopping Center. Total expenses decreased mainly due to a reduction in the property's tax assessment and a decline in repairs and maintenance expense.

                                     PART II
                                Other Information

Item 1. Legal Proceedings     NONE

Item 2. through 5.            NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits: NONE

(b) Reports on Form 8-K:

     A Current Report on Form 8-K dated November 10, 1997 was filed by the registrant during the first quarter of fiscal 1998 to report the sale of the wholly-owned Mercantile Tower Office Building and is hereby incorporated by reference.

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


Dated:  January 9, 1998