Form 10-Q
period 1998-02-28
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO LP
filed 1998-04-13
CIK 700913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

         |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998

                                    OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from ______ to ______.

                         Commission File Number: 0-17146

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                       04-2752249
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

265 Franklin Street, Boston, Massachusetts                         02110
--------------------------------------------------------------------------------
 (Address of principal executive offices)                        (Zip Code)

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

                              BALANCE SHEETS
             February 28, 1998 and August 31, 1997 (Unaudited)
                              (In thousands)

                                  ASSETS
                                               February 28   August 31
                                               -----------   ---------

Real estate investments:
   Land                                        $     600    $     600
   Mortgage loans receivable, net                  4,275        4,275
   Investment in joint venture, at equity          2,971        3,060
   Investment property held for sale, net              -        7,150
                                               ---------    ---------
                                                   7,846       15,085

Cash and cash equivalents                          1,276        1,555
Tax and insurance escrow                               -          215
Interest and other receivables                        27           96
Prepaid expenses and other assets                      -           14
                                               ---------    ---------
                                               $   9,149    $  16,965
                                               =========    =========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses          $      37    $     160
Accounts payable - affiliates                          7           10
Accrued real estate taxes                              -          160
Tenant security deposits and other
  liabilities                                          -           64
Note payable                                           -          894
Partners' capital                                  9,105       15,677
                                               ---------    ---------
                                               $   9,149    $  16,965
                                               =========    =========












                             See accompanying notes.

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                              STATEMENTS OF INCOME
          For the three and six months ended February 28, 1998 and 1997
               (Unaudited) (In thousands, except per Unit amounts)

                                 Three Months Ended      Six Months Ended
                                    February 28,           February 28,
                                -------------------   --------------------
                                 1998        1997        1998       1997
                                 ----        ----        ----       ----

Revenues:
   Interest from mortgage
     loans                    $   213      $  307     $   414     $   613
   Land rent                       17          29          35          58
   Other interest income           35          21          74          41
                              -------      ------     -------     -------
                                  265         357         523         712

Expenses:
   Management fees                 5          10          15          20
   General and administrative     88          62         159         117
   Provision for possible
     uncollectible amounts       130         124         248         247
                             -------      ------     -------     -------
                                 223         196         422         384
                             -------      ------     -------     -------
Operating income                  42         161         101         328

Partnership's share of
   venture's income               44          48          97          88

Income from operations of
   investment property held
   for sale, net                   -         210         302         221

Loss on sale of investment
   property                        -           -         (23)          -
                             -------      ------     -------     -------
Net income                   $    86      $  419     $   477     $   637
                             =======      ======     =======     =======

Net income per Limited
  Partnership Unit           $  2.39     $ 11.39     $ 13.04     $ 17.41
                             =======     =======     =======     =======

Cash distributions per
  Limited Partnership
  Unit                       $189.81     $  4.62     $194.43     $  9.24
                             =======     =======     =======     =======

      The above net income and cash distributions per Limited Partnership Unit are based upon the 36,241 Units of Limited Partnership Interest outstanding during each period.


                             See accompanying notes.

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
         For the six months ended February 28, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                                 General    Limited
                                                 Partners   Partners
                                                 --------   --------

Balance at August 31, 1996                        $(33)     $20,043
Cash distributions                                  (3)        (335)
Net income                                           6          631
                                                  ----      -------
Balance at February 28, 1997                      $(30)     $20,339
                                                  ====      =======

Balance at August 31, 1997                        $(30)     $15,707
Cash distributions                                  (3)      (7,046)
Net income                                           5          472
                                                  ----      -------
Balance at February 28, 1998                      $(28)     $ 9,133
                                                  ====      =======

























                             See accompanying notes.

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                            STATEMENTS OF CASH FLOWS
        For the six months ended February 28, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                        1998         1997
                                                        ----         ----

Cash flows from operating activities:
  Net income                                         $    477     $    637
  Adjustments to reconcile net income to
    net cash provided by operating activities:
   Partnership's share of venture's income                (97)         (88)
   Loss on sale of investment property                     23            -
   Changes in assets and liabilities:
     Tax and insurance escrow                             215          (91)
     Interest and other receivables                        69            3
     Prepaid expenses                                      14            1
     Accrued real estate taxes                           (160)        (143)
     Accounts payable and accrued expenses               (123)         (23)
     Accounts payable affiliates                           (3)           -
     Tenant security deposits                             (64)           6
                                                     --------     --------
      Total adjustments                                  (126)        (335)
                                                     --------     --------
      Net cash provided by operating activities           351          302
                                                     --------     --------

Cash flows from investing activities:
  Distributions from joint venture                        186          113
  Proceeds from sale of investment property             7,127            -
                                                     --------     --------
      Net cash provided by investing activities         7,313          113
                                                     --------     --------

Cash flows from financing activities:
  Principal payments on note payable                     (894)        (128)
  Distributions to partners                            (7,049)        (338)
                                                     --------     --------
      Net cash used in financing activities            (7,943)        (466)
                                                     --------     --------

Net decrease in cash and cash equivalents                (279)         (51)

Cash and cash equivalents, beginning of period          1,555        1,653
                                                     --------     --------

Cash and cash equivalents, end of period             $  1,276     $  1,602
                                                     ========     ========

Supplemental disclosure:
  Cash paid during the period for interest           $     21     $     52
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of February 28, 1998 and August 31, 1997 and revenues and expenses for the three and six months ended February 28, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

      As discussed further in Note 4, the Partnership sold its wholly-owned Mercantile Tower Office Building in November 1997. Subsequent to this transaction, the Partnership has two remaining real estate investments, one in the form of a first mortgage loan receivable and land investment secured by The Timbers Apartments and the other in the form of a joint venture interest in the Marshalls at East Lake Shopping Center (see Notes 2 and 3). The owner of The Timbers Apartments has been marketing the property for sale and expects to close on a sale transaction in the third quarter of fiscal 1998. If the closing of The Timbers sale occurs as expected, the Managing General Partner plans to market and sell the Marshalls at East Lake Shopping Center during the second half of calendar 1998 and complete a liquidation of the Partnership by December 31, 1998. There are no assurances, however, that the sale of the remaining assets and the liquidation of the Partnership will be completed within this time frame.

2.  Mortgage Loan and Land Investments
    ----------------------------------

      The outstanding first mortgage loan and the cost of the related land to the Partnership at February 28, 1998 and August 31, 1997 are as follows (in thousands):

                                         Amount
      Property                        of Mortgage Loan         Cost of Land
      --------                        ----------------         ------------

  The Timbers Apartments                $ 4,275(1)              $   600
    Raleigh, NC

(1) The balance shown is net of an allowance for possible uncollectible amounts of $3,438 and $3,190, respectively, as of February 28, 1998 and August 31, 1997 (see discussion below).

      The loan is secured by a first mortgage on the property, the owner's leasehold interest in the land and an assignment of all leases, where applicable. Interest on the Timbers loan is payable monthly at rate of 11.75% per annum (see discussion of modification below), and the principal on the loan is due at maturity. Among the provisions of the lease agreement, the Partnership is entitled to additional rent based upon the gross revenues in excess of a base amount, as defined. For the six-month periods ended February 28, 1998 and 1997, no additional rents were received. As discussed in the Annual Report, the lessee has the option to purchase the land for a specified period of time at a price based on fair market value, as defined, but not less than the original cost to the Partnership. As of February 28, 1998, the option to purchase the land was exercisable. In addition, the Partnership's investment is structured to share in the appreciation in value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage loan or exercise of the option to repurchase the land, the terms of the lease call for the Partnership to receive a 40% share of the appreciation above a specified base amount.

      Under the terms of the Timbers loan modification executed in fiscal 1989, the amount payable to the Partnership is equal to the cash flow of the property available after the payment of operating expenses, not to exceed 11.75% of the note balance, but in no event less than 7.75% of the note balance. The amount deferred each year will accrue interest at the original rate of 11.75% beginning at the end of that year and the total deferred amount plus accrued interest will be payable upon maturity of the note in September of 1998. The loan secured by The Timbers became prepayable without penalty as of September 1, 1997. The total balance of the principal and deferred interest receivable at February 28, 1998 and August 31, 1997 was $7,713,000 and $7,465,000, respectively. The Partnership has established an allowance for possible uncollectible amounts for the cumulative amount of deferred interest owed under the Timbers modification ($3,438,000 at February 28, 1998 and $3,190,000 at August 31, 1997) due to the
Partnership's policy of reserving for deferred interest until collected.

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

      Summarized operating results of the venture for the three- and six-month periods ended February 28, 1998 and 1997 are as follows (in thousands):

                                    Three Months Ended    Six Months Ended
                                         February 28,        February 28,
                                    -------------------   -----------------
                                       1998     1997        1998     1997
                                       ----     ----        ----     ----
   Revenues:
      Rental revenues and
        expense reimbursements      $  126   $  134     $   256    $   263

   Expenses:
      Property operating expenses       31       33          61         64
      Real estate taxes                 14       16          24         37
      Depreciation and amortization     37       37          74         74
                                    ------   ------     -------    -------
                                        82       86         159        175
                                    ------   ------     -------    -------
   Net income                       $   44   $   48     $    97    $    88
                                    ======   ======     =======    =======

   Net income:
      Partnership's share of
        net income                  $   44   $   48     $    97    $    88
      Co-venturer's share of
        net income                       -        -           -          -
                                    ------   ------     -------    -------
                                    $   44   $   48     $    97    $    88
                                    ======   ======     =======    =======

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

      On November 10, 1997, the Mercantile Tower property was sold for $7,283,000. The Partnership received net proceeds of $5,963,000 after closing costs, closing prorations, certain credits to the buyer and the repayment of the outstanding first mortgage note of $858,000. The sale price, net of closing costs, was lower than the net carrying value of the investment property by $23,000, which is reflected as a loss on the sale on the accompanying income statement for the six months ended February 28, 1998. The net proceeds from the sale of Mercantile Tower, along with an amount of excess cash reserves, were distributed to the Limited Partners in the form of a special distribution in the amount of approximately $6,741,000, or $186 per original $1,000 investment, which was paid on December 15, 1997. While the net proceeds received from the sale of Mercantile Tower were substantially less then the Partnership's original investment in the property, of $10.5 million, management believes that the sale price was reflective of the property's current fair market value, which was supported by the most recent independent appraisal. Furthermore, management did not foresee the potential for any significant near-term appreciation in the property's market value. Accordingly, a current sale was deemed to be in the best interests of the Limited Partners. A sale of the property at its current leasing level yielded less proceeds than the sale of the property at a stabilized level, but management concluded that the capital, time, and risk associated with the substantial leasing activity required to achieve stabilized operations outweighed the possibility of receiving a higher net sale price.

      The Partnership records income from the investment property held for sale in the amount of the difference between the property's gross revenues and property operating expenses (including leasing costs and improvement expenses), taxes and insurance. Summarized operating results for Mercantile Tower for the period September 1, 1997 through the date of sale, November 10, 1997, and for the three- and six-month periods ended February 28, 1997 are as follows (in thousands):

                                     Three Months Ended    Six Months Ended
                                         February 28,        February 28,
                                    -------------------   -----------------
                                       1998     1997        1998     1997
                                       ----     ----        ----     ----
Revenues:
   Rental revenues and expense
     recoveries                     $    -    $   596     $   591   $ 1,013
   Interest and other income             -          6          14        10
                                    ------    -------     -------   -------
                                         -        602         605     1,023

Expenses:
   Property operating expenses           -        335         244       657
   Interest expense                      -         25          21        52
   Property taxes and insurance          -         32          38        93
                                    ------    -------     -------   -------
                                         -        392         303       802
                                    ------    -------     -------   -------
Income from operations of investment
  property held for sale, net       $    -    $   210     $   302   $   221
                                    ======    =======     =======   =======

      The above property operating expenses for the three and six months ended February 28, 1997 include capital improvements and leasing costs of $62,000 and $116,000, respectively.

5.  Related Party Transactions
    --------------------------

      The Adviser earned basic management fees of $15,000 and $20,000 for the six-month periods ended February 28, 1998 and 1997, respectively. Accounts payable - affiliates at February 28, 1998 and August 31, 1997 consist of management fees payable to the Adviser of $7,000 and $10,000, respectively.

      Included in general and administrative expenses for the six-month periods ended February 28, 1998 and 1997 is $72,000 and $75,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for each of the six-month periods ended February 28, 1998 and 1997 is $1,000 and $2,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

6.  Note payable
    ------------

      Note payable as of August 31, 1997 consisted of the following secured indebtedness (in thousands):

                                                   August 31
                                                   ---------

     Line of credit  borrowings  secured
     by the Mercantile  Tower  property.
     Draws  under  the  line,  up  to  a
     maximum  of  $2,000,000,  could  be
     made  through  February  28,  1998,
     only to fund  approved  leasing and
     capital  improvement  costs related
     to the Mercantile  Tower  property.
     The  outstanding   borrowings  bore
     interest  at the prime rate  (8.25%
     at  August  31,  1997)  plus 1% per
     annum.  Interest-only payments were
     due  on  a  monthly  basis  through
     February 1995. Thereafter,  monthly
     principal  and  interest   payments
     were  due   through   maturity   on
     February 10,  2001.  The fair value
     of  the   note   approximated   its
     carrying  amount as of  August  31,
     1997.  The note was  repaid in full
     on November  10, 1997 upon the sale
     of the  Mercantile  Tower  property
     (see Note 4).                                     $ 894
                                                       =====

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

      As discussed further below, the Partnership sold its wholly-owned Mercantile Tower Office Building in November 1997. Subsequent to this transaction, the Partnership has two remaining real estate investments, one in the form of a first mortgage loan receivable and land investment secured by The Timbers Apartments and the other in the form of a joint venture interest in the Marshalls at East Lake Shopping Center. As discussed further below, the owner of The Timbers Apartments has been marketing the property for sale and expects to close on a sale transaction in the third quarter of fiscal 1998. If the closing of The Timbers sale occurs as expected, the Managing General Partner plans to market and sell the Marshalls at East Lake Shopping Center during the second half of calendar 1998 and complete a liquidation of the Partnership by December 31, 1998. There are no assurances, however, that the sale of the remaining assets and the liquidation of the Partnership will be completed within this time frame. The net proceeds from any future sales and financing transactions will be distributed to the Limited Partners along with the remaining Partnership cash reserves after the payment of all liquidation-related expenses.

      On November 10, 1997, the Mercantile Tower property was sold for $7,283,000. The Partnership received net proceeds of $5,963,000 after closing costs, closing prorations, certain credits to the buyer and the repayment of the outstanding first mortgage note of $858,000. The net proceeds from the sale of Mercantile Tower, along with an amount of excess cash reserves, were distributed to the Limited Partners in the form of a special distribution in the amount of approximately $6,741,000, or $186 per original $1,000 investment, which was paid on December 15, 1997. While the net proceeds received from the sale of Mercantile Tower were substantially less then the Partnership's original investment in the property, of $10.5 million, management believes that the sale price was reflective of the property's current fair market value, which was supported by the most recent independent appraisal. Furthermore, management did not foresee the potential for any significant near-term appreciation in the property's market value. Accordingly, a current sale was deemed to be in the best interests of the Limited Partners. While a sale of the property at its November 1997 leasing level of below 70% yielded less proceeds than the sale of the property at a stabilized level, management concluded that the capital, time, and risk associated with the substantial leasing activity required to achieve stabilized operations outweighed the possibility of receiving a higher net sale price. As previously reported, all of the operating cash flow at the Mercantile Tower property had been used to help pay for ongoing leasing costs and capital improvements at the building. As a result of the sale of the property and the payment of the December 15, 1997 special capital distribution, the Partnership's earnings can support an increase in the distribution rate paid on the remaining invested capital. Accordingly, the annualized distribution rate has been increased from 2.5% to 3% effective with the distribution for the quarter ended February 28, 1998, which will be paid on April 15, 1998. The 3% annualized rate will be paid on a Limited Partner's remaining capital account of $424 per original $1,000 investment.

      The mortgage loan secured by The Timbers Apartments contained a prohibition against prepayment until September 1, 1997 and matures on September 1, 1998. As discussed further in the notes to the accompanying financial statements, while interest is accruing on the Timbers loan at a rate of 11.75%, interest is being paid currently to the extent of net operating cash flow generated by the property, but not less than a rate of 7.75% per annum on the original note balance of $4,275,000, under the terms of a modification agreement reached in fiscal 1989. Deferred interest under the modification agreement is added to the principal balance of the mortgage note on an annual basis. Under the Partnership's accounting policy for interest income, all deferred interest is fully reserved until collected in cash. The balance of principal and deferred interest owed to the Partnership on the Timbers first mortgage loan totalled $7,713,000 as of February 28, 1998. In addition, the Partnership has a $600,000 investment in the underlying land. As reported in the first quarter report, the Timbers' borrower has initiated discussions with the Partnership concerning a potential sale of the property. In mid-January 1998 the property owner began marketing the property for sale on a joint basis with a local brokerage firm. Since then, the property has been widely marketed and the owner received seven offers from qualified third-party buyers to acquire the property. After completing an evaluation of the best and final offers, one was selected subsequent to quarter end. The property owner is currently negotiating a purchase and sale agreement with this prospective buyer. Once the agreement is signed, the prospective buyer will have a customary period to complete its due diligence review work. Based on the proposed sale price and an expected closing date of late April or early May 1998, the proposed sale could result in the repayment of a substantial portion of the outstanding obligations owed to the Partnership. Because a completed sale is contingent upon a signed purchase and sale agreement as well as satisfactory results from the prospective buyer's due diligence review, there can be no assurances that this sale will actually close.

      If the Partnership's investments secured by The Timbers Apartments are repaid in the third quarter as expected, the Marshalls at East Lake Shopping Center would be the Partnership's only remaining investment. As a result of these circumstances, the Partnership is analyzing near-term sale strategies for this asset which could result in a sale of the property in 1998. Occupancy at the Marshalls at East Lake Shopping Center increased from 94% at November 30, 1997 to 98% at February 28, 1998. A new lease was signed with a regional shoe store for 4,500 square feet during the current quarter. The lease is for a 5-year term, and the tenant opened for business on February 17, 1998. Because the tenant has a strong presence in the Atlanta area, it is a good addition to the Center's tenant roster and is expected to increase the number of shoppers at the property. In order to accommodate this new tenant, it was necessary to terminate the lease of an existing tenant. Also during the second quarter, a tenant occupying 1,200 square feet moved from the Center. Over the next 12 months only one lease expires, and the property's leasing team expects this tenant to sign an early renewal and relocate into the 1,200 square foot store just vacated during the second quarter. During the quarter, an aluminum coating of the entire roofing system was completed. Other improvements planned in conjunction with preparing the property for sale in the near term include the painting of the Center and a new pylon sign.

      At February 28, 1998, the Partnership had available cash and cash equivalents of $1,276,000. Such cash and cash equivalents will be used for the Partnership's working capital requirements and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's real estate and mortgage loan investments, repayment of the Partnership's mortgage loans receivable and the proceeds from the sales or refinancings of the underlying land and the joint venture investment property. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended February 28, 1998
------------------------------------

      The Partnership reported net income of $86,000 for the three months ended February 28, 1998, as compared to $419,000 for the same period in the prior year. This decrease in net income is attributable to declines in the Partnership's operating income of $119,000, income from operations of investment property held for sale of $210,000, and the Partnership's share of venture's income of $4,000. The Partnership's operating income declined mainly due to the reduction in interest from mortgage loans and land rent stemming from the repayment of the Eden West first mortgage loan and the repurchase of the underlying land on July 15, 1997. The reduction in interest from mortgage loans and land rent attributable to the Eden West repayment/repurchase amounted to $101,000 and $11,000, respectively. This decrease in interest from mortgage loans and land rent was partially offset by an increase in interest income from invested cash reserves of $14,000. Interest income on money-market investments increased largely due to an increase in the average outstanding cash reserve balances, which resulted mainly from the temporary investment of the net proceeds from the sale of Mercantile Tower on November 10, 1997 prior to the special distribution to the Limited Partners made on December 15, 1997.

      The decrease in the net income from operations of the investment property held for sale for the three months ended February 28, 1998 resulted from the sale of Mercantile Tower on November 10, 1997. The $210,000 decrease represents the income from operations of the Mercantile Tower property for the three months ended February 28, 1997. The decrease in the Partnership's share of venture's income is largely due to additional revenues recognized at the Marshalls at East Lake Shopping Center during the three months ended February 28, 1997 as a result of short term leases signed with two tenants to temporarily occupy vacant space at the shopping center during the Christmas season of calendar 1996.

Six Months Ended February 28, 1998
----------------------------------

      The Partnership reported net income of $477,000 for the six months ended February 28, 1998, as compared to $637,000 for the same period in the prior year. This decrease in net income is the result of a decrease in operating income of $227,000 and a loss on the sale of the Mercantile Tower property of $23,000 which were partially offset by an increase in income from operations of investment property held for sale of $81,000 and an increase in the Partnership's share of venture's income of $9,000. The Partnership's operating income declined mainly due to the reduction in interest from mortgage loans and land rent stemming from the repayment of the Eden West first mortgage loan and the repurchase of the underlying land on July 15, 1997. The reduction in interest from mortgage loans and land rent attributable to the Eden West repayment/repurchase amounted to $201,000 and $23,000, respectively. These decreases were partially offset by an increase in interest income from invested cash reserves of $33,000. Interest income on money-market investments increased due to an increase in the average outstanding cash reserve balances, which resulted mainly from the temporary investment of the net proceeds from the sale of Mercantile Tower on November 10, 1997 prior to the special distribution to the Limited Partners made on December 15, 1997. The Partnership's net income also decreased as a result of the $23,000 loss from the sale of Mercantile Tower. The loss from the sale of Mercantile Tower was the result of the excess of the property's carrying value, net of prior provisions for possible investment loss, over the sale price, net of closing costs.

      The increase in the net income from operations of the investment property held for sale is mainly due to a substantial decrease in property operating expenses at Mercantile Tower prior to its sale in November 1997. The lower operating expenses resulted mainly from a decline in leasing activity prior to the sale of the Mercantile Tower property as well as additional expense recoveries which resulted from a final billing of recoverable expenses through the date of the sale. The increase in the Partnership's share of venture's income is primarily attributable to a $16,000 decrease in total expenses which was partially offset by a $7,000 decrease in rental revenues and expense reimbursements at the Marshalls at East Lake Shopping Center. Total expenses decreased mainly due to a reduction in the property's tax assessment and a decline in repairs and maintenance expense. Rental revenues and expense reimbursements declined mainly due to additional revenues recognized at the Marshalls at East Lake Shopping Center in the prior year as a result of short term leases signed with two tenants to temporarily occupy vacant space at the shopping center during the Christmas season of calendar 1996.

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


Dated:  April 13, 1998