Form 10-Q
period 1998-05-31
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO LP
filed 1998-07-02
CIK 700913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

         |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998

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

                                 BALANCE SHEETS
                  May 31, 1998 and August 31, 1997 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                 May 31     August 31
                                                 ------     ---------

Real estate investments:
   Land                                        $     600    $     600
   Mortgage loan receivable, net                   4,275        4,275
   Investment in joint venture, at equity          2,998        3,060
   Investment property held for sale, net              -        7,150
                                               ---------    ---------
                                                   7,873       15,085

Cash and cash equivalents                          1,440        1,555
Tax and insurance escrow                               -          215
Interest and other receivables                        28           96
Prepaid expenses and other assets                      -           14
                                               ---------    ---------
                                               $   9,341    $  16,965
                                               =========    =========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses          $      36    $     160
Accounts payable - affiliates                          7           10
Accrued real estate taxes                              -          160
Tenant security deposits and other
  liabilities                                          -           64
Note payable                                           -          894
Partners' capital                                  9,298       15,677
                                               ---------    ---------
                                               $   9,341    $  16,965
                                               =========    =========












                             See accompanying notes.

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                              STATEMENTS OF INCOME
      For the three and nine months ended May 31, 1998 and 1997 (Unaudited)
                     (In thousands, except per Unit amounts)

                                Three Months Ended      Nine Months Ended
                                      May 31,                 May 31,
                                 ------------------     -----------------
                                 1998        1997        1998       1997
                                 ----        ----        ----       ----

Revenues:
   Interest from mortgage
     loans                     $ 223      $  316        $  637     $   929
   Land rent                      18          29            53          87
   Other interest income          22          23            96          64
                               -----      ------        ------     -------
                                 263         368           786       1,080

Expenses:
   Management fees                 7          10            22          30
   General and administrative     70          84           229         201
   Provision for (recovery of)
     possible uncollectible
     amounts                     (74)        131           174         378
                               -----      ------        ------     -------
                                   3         225           425         609
                               -----      ------        ------     -------
Operating income                 260         143           361         471

Partnership's share of
  venture's income                50          63           147         151

Income (loss) from
  operations of investment
  property held for sale, net      -        (152)          302          69

Loss on sale of investment
   property                        -           -           (23)          -
                               -----      ------        ------     -------
Net income                     $ 310      $   54        $  787     $   691
                               =====      ======        ======     =======

Net income per Limited
  Partnership Unit              $8.46     $ 1.46        $ 21.50     $18.87
                                =====     ======        =======     ======

Cash distributions per
  Limited Partnership Unit      $3.18     $ 4.62        $197.61     $13.86
                                =====     ======        =======     ======

      The above net income and cash distributions per Limited Partnership Unit are based upon the 36,241 Units of Limited Partnership Interest outstanding during each period.


                             See accompanying notes.

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
           For the nine months ended May 31, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                                General    Limited
                                                Partners   Partners
                                                --------   --------

Balance at August 31, 1996                       $(33)     $20,043
Cash distributions                                 (5)        (502)
Net income                                          7          684
                                                 ----      -------
Balance at May 31, 1997                          $(31)     $20,225
                                                 ====      =======

Balance at August 31, 1997                       $(30)     $15,707
Cash distributions                                 (4)      (7,162)
Net income                                          8          779
                                                 ----      -------
Balance at May 31, 1998                          $(26)     $ 9,324
                                                 =====     =======

























                             See accompanying notes.

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                            STATEMENTS OF CASH FLOWS
          For the nine months ended May 31, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                        1998         1997
                                                        ----         ----

Cash flows from operating activities:
  Net income                                           $  787      $   691
  Adjustments to reconcile net income to
    net cash provided by operating activities:
   Partnership's share of venture's income               (147)        (151)
   Loss on sale of investment property                     23            -
   Changes in assets and liabilities:
     Tax and insurance escrow                             215           43
     Interest and other receivables                        68           20
     Prepaid expenses                                      14           16
     Accrued real estate taxes                           (160)         (83)
     Accounts payable and accrued expenses               (124)           4
     Accounts payable - affiliates                         (3)           -
     Tenant security deposits                             (64)           7
                                                       ------      -------
      Total adjustments                                  (178)        (144)
                                                       ------      -------
      Net cash provided by operating activities           609          547
                                                       ------      -------

Cash flows from investing activities:
  Distributions from joint venture                        209          273
  Proceeds from sale of investment property             7,127            -
                                                       ------      -------
      Net cash provided by investing activities         7,336          273
                                                       ------      -------

Cash flows from financing activities:
  Principal payments on note payable                     (894)        (192)
  Distributions to partners                            (7,166)        (507)
                                                       ------      -------
      Net cash used in financing activities            (8,060)        (699)
                                                       ------      -------

Net (decrease) increase in cash and cash equivalents     (115)         121

Cash and cash equivalents, beginning of period          1,555        1,653
                                                       ------      -------

Cash and cash equivalents, end of period               $1,440      $ 1,774
                                                       ======      =======

Supplemental disclosure:
  Cash paid during the period for interest             $   21      $    75
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of May 31, 1998 and August 31, 1997 and revenues and expenses for the three and nine months ended May 31, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

      As discussed further in Note 4, the Partnership sold its wholly-owned Mercantile Tower Office Building in November 1997. Subsequent to the end of the third quarter of fiscal 1998, on June 4, 1998, the borrower of the loan secured by The Timbers Apartments prepaid the Partnership's first leasehold mortgage loan and purchased the Partnership's interest in the underlying land (see Note
2). With the sale of the Mercantile Tower property and the subsequent disposition of The Timbers mortgage loan and land investments, the Partnership's only remaining real estate asset is its joint venture interest in the Marshalls at East Lake Shopping Center (see Note 3). This property is currently in the process of being actively marketed for sale. Consequently, it is likely that a liquidation of the Partnership will be completed by calendar year-end 1998. There are no assurances, however, that the sale of the final asset and the liquidation of the Partnership will be completed within this time frame.

2.  Mortgage Loan and Land Investments
    ----------------------------------

      The outstanding first mortgage loan and the cost of the related land to the Partnership at May 31, 1998 and August 31, 1997 were as follows (in thousands):
                                         Amount
      Property                        of Mortgage Loan         Cost of Land
      --------                        ----------------         ------------

  The Timbers Apartments                $ 4,275 (1)              $   600
    Raleigh, NC

(1) The balance shown is net of an allowance for possible uncollectible amounts of $3,364 and $3,190, respectively, as of May 31, 1998 and August 31, 1997 (see discussion below).

      The loan was secured by a first mortgage on the property, the owner's leasehold interest in the land and an assignment of all leases, where applicable. Interest on the Timbers loan was payable monthly at rate of 11.75% per annum (see discussion of modification below), and the principal on the loan was due at maturity. Among the provisions of the lease agreement, the Partnership was entitled to additional rent based upon the gross revenues in excess of a base amount, as defined. For the nine-month periods ended May 31, 1998 and 1997, no additional rents were received. As discussed in the Annual Report, the lessee had the option to purchase the land for a specified period of time at a price based on fair market value, as defined, but not less than the original cost to the Partnership. As of May 31, 1998, the option to purchase the land was exercisable. In addition, the Partnership's investment was structured to share in the appreciation in value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage loan or exercise of the option to repurchase the land, the terms of the lease called for the Partnership to receive a 40% share of the appreciation above a specified base amount.

      Under the terms of the Timbers loan modification executed in fiscal 1989, the amount payable to the Partnership was equal to the cash flow of the property available after the payment of operating expenses, not to exceed 11.75% of the note balance, but in no event less than 7.75% of the note balance. The amount deferred each year continued to accrue interest at the original rate of 11.75% beginning at the end of that year and the total deferred amount plus accrued interest was to be payable upon maturity of the note in September of 1998. The loan secured by The Timbers became prepayable without penalty as of September 1, 1997. The total balance of the principal and deferred interest receivable at May 31, 1998 and August 31, 1997 was $7,639,000 and $7,465,000, respectively. The
Partnership had established an allowance for possible uncollectible amounts for the cumulative amount of deferred interest owed under the Timbers modification ($3,364,000 at May 31, 1998 and $3,190,000 at August 31, 1997) due to the
Partnership's policy of reserving for deferred interest until collected.

      Subsequent to the end of the third quarter of fiscal 1998, on June 4, 1998, the borrower of the loan secured by The Timbers Apartments prepaid the Partnership's first leasehold mortgage loan and purchased the Partnership's interest in the underlying land for total consideration of approximately $7,803,000. The principal balance of the mortgage loan was $4,275,000, and the Partnership's original investment in the land was $600,000. In addition, the Partnership received $2,928,000 of accrued interest owed on the mortgage loan. The amount of accrued interest which was due at June 4, 1998 was $3,369,000. The Partnership will also receive a final payment from the borrower in an amount equal to any remaining cash flow from the operations of The Timbers Apartments after the payment of all final operating expenses. The amount of this final payment cannot be determined at the present time, but it is expected to be significantly below the outstanding balance of the remaining accrued interest owed, which totals $441,000. The remaining balance of accrued interest receivable after this final payment will be forgiven in accordance with an agreement between the Partnership and the borrower. From the proceeds of the sale transaction, an affiliate of the borrower received a payment of $65,000 as a commission in return for facilitating the sale transaction as agreed to by the Partnership. The net proceeds from the Timbers prepayment transaction, along with an amount of Partnership cash reserves that exceeded expected future requirements, were distributed to the Limited Partners as part of a special distribution paid on July 1, 1998. The distribution totalled approximately $8,698,000, or $240 per original $1,000 investment, of which $215 represented the net proceeds from the Timbers transaction and $25 represented excess cash reserves.

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

      Summarized operating results of the venture for the three- and nine-month periods ended May 31, 1998 and 1997 are as follows (in thousands):

                                 Three Months Ended      Nine Months Ended
                                      May 31,                 May 31,
                                 ------------------     -----------------
                                    1998      1997        1998       1997
                                    ----      ----        ----       ----

   Revenues:
     Rental revenues and
       expense reimbursements      $   141   $  149      $  397     $   412

   Expenses:
     Property operating expenses        38       35          99          99
     Real estate taxes                  15       15          39          52
     Depreciation and
       amortization                     38       36         112         110
                                   -------   ------      ------     -------

                                        91       86         250         261
                                   -------   ------      ------     -------
   Net income                      $    50   $   63      $  147     $   151
                                   =======   ======      ======     =======

   Net income:
     Partnership's share
       of net income               $    50   $   63      $  147     $   151
     Co-venturer's share of
       net income                        -        -           -          -
                                   -------   ------      ------     -------
                                   $    50   $   63      $  147     $   151
                                   =======   ======      ======     =======

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

      On November 10, 1997, the Mercantile Tower property was sold for $7,283,000. The Partnership received net proceeds of $5,963,000 after closing costs, closing prorations, certain credits to the buyer and the repayment of the outstanding first mortgage note of $858,000. The sale price, net of closing costs, was lower than the net carrying value of the investment property by $23,000, which is reflected as a loss on the sale on the accompanying income statement for the nine months ended May 31, 1998. The net proceeds from the sale of Mercantile Tower, along with an amount of excess cash reserves, were distributed to the Limited Partners in the form of a special distribution in the amount of approximately $6,741,000, or $186 per original $1,000 investment, which was paid on December 15, 1997. While the net proceeds received from the sale of Mercantile Tower were substantially less then the Partnership's original investment in the property, of $10.5 million, management believed that the sale price was reflective of the property's fair market value, which was supported by the most recent independent appraisal. Furthermore, management did not foresee the potential for any significant near-term appreciation in the property's market value. Accordingly, a current sale was deemed to be in the best interests of the Limited Partners.

      The Partnership recorded income from the investment property held for sale in the amount of the difference between the property's gross revenues and property operating expenses (including leasing costs and improvement expenses), taxes and insurance. Summarized operating results for Mercantile Tower for the period September 1, 1997 through the date of sale, November 10, 1997, and for the three- and nine-month periods ended May 31, 1997 are as follows (in thousands):

                                 Three Months Ended      Nine Months Ended
                                      May 31,                 May 31,
                                 ------------------     -----------------
                                    1998      1997        1998       1997
                                    ----      ----        ----       ----
Revenues:
   Rental revenues and expense
     recoveries                   $     -   $   418      $   591     $1,431
   Interest and other income            -         4           14         14
                                  -------   -------      -------     ------
                                        -       422          605      1,445

Expenses:
   Property operating expenses          -       486          244      1,143
   Interest expense                     -        23           21         75
   Property taxes and insurance         -        65           38        158
                                  -------   -------      -------     ------
                                        -       574          303      1,376
                                  -------   -------      -------     ------
Income (loss) from operations
  of investment property held
  for sale, net                   $    -    $  (152)     $   302     $   69
                                  ======    ========     =======     ======

      The above property operating expenses for the three and nine months ended May 31, 1997 include capital improvements and leasing costs of $227,000 and $343,000, respectively.

5.  Related Party Transactions
    --------------------------

      The Adviser earned basic management fees of $22,000 and $30,000 for the nine-month periods ended May 31, 1998 and 1997, respectively. Accounts payable - affiliates at May 31, 1998 and August 31, 1997 consist of management fees payable to the Adviser of $7,000 and $10,000, respectively.

      Included in general and administrative expenses for the nine-month periods ended May 31, 1998 and 1997 is $108,000 and $112,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for each of the nine-month periods ended May 31, 1998 and 1997 is $3,000, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

6.  Note payable
    ------------

      Note payable as of August 31, 1997 consisted of the following secured indebtedness (in thousands):

                                                   August 31
                                                   ---------

     Line of credit  borrowings  secured
     by the Mercantile  Tower  property.
     Draws  under  the  line,  up  to  a
     maximum  of  $2,000,000,  could  be
     made  through  February  28,  1998,
     only to fund  approved  leasing and
     capital  improvement  costs related
     to the Mercantile  Tower  property.
     The  outstanding   borrowings  bore
     interest  at the prime rate  (8.25%
     at  August  31,  1997)  plus 1% per
     annum.  Interest-only payments were
     due  on  a  monthly  basis  through
     February 1995. Thereafter,  monthly
     principal  and  interest   payments
     were  due   through   maturity   on
     February 10,  2001.  The fair value
     of  the   note   approximated   its
     carrying  amount as of  August  31,
     1997.  The note was  repaid in full
     on November  10, 1997 upon the sale
     of the  Mercantile  Tower  property
     (see Note 4).                                 $     894
                                                   =========

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND TWO, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

      As discussed further below, the Partnership sold its wholly-owned Mercantile Tower Office Building on November 10, 1997. In addition, subsequent to the end of the third quarter, on June 4, 1998, the borrower of the loan secured by The Timbers Apartments prepaid the Partnership's first leasehold mortgage loan and purchased the Partnership's interest in the underlying land. With the sale of the Mercantile Tower property and the subsequent disposition of The Timbers mortgage loan and land investments, the Partnership's only remaining real estate asset is its joint venture interest in the Marshalls at East Lake Shopping Center. As discussed further below, this property is currently in the process of being actively marketed for sale. Consequently, it is likely that a liquidation of the Partnership will be completed by calendar year-end 1998. There are no assurances, however, that the sale of the final asset and the liquidation of the Partnership will be completed within this time frame. The net proceeds from the final sale transaction will be distributed to the Limited Partners along with the remaining Partnership cash reserves after the payment of all liquidation-related expenses.

      On November 10, 1997, the Mercantile Tower property was sold for $7,283,000. The Partnership received net proceeds of $5,963,000 after closing costs, closing prorations, certain credits to the buyer and the repayment of the outstanding first mortgage note of $858,000. The net proceeds from the sale of Mercantile Tower, along with an amount of excess cash reserves, were distributed to the Limited Partners in the form of a special distribution in the amount of approximately $6,741,000, or $186 per original $1,000 investment, which was paid on December 15, 1997. While the net proceeds received from the sale of
Mercantile Tower were substantially less then the Partnership's original investment in the property, of $10.5 million, management believed that the sale price was reflective of the property's fair market value, which was supported by the most recent independent appraisal. Furthermore, management did not foresee the potential for any significant near-term appreciation in the property's market value. Accordingly, a current sale was deemed to be in the best interests of the Limited Partners. While a sale of the property at its November 1997 leasing level, of below 70%, yielded less proceeds than the sale of the property at a stabilized level, management concluded that the capital, time, and risk associated with the substantial leasing activity required to achieve stabilized operations outweighed the possibility of receiving a higher net sale price. As previously reported, all of the operating cash flow at the Mercantile Tower property had been used to help pay for ongoing leasing costs and capital improvements at the building. As a result of the sale of the property and the payment of the December 15, 1997 special capital distribution, the Partnership's earnings were sufficient to support an increase in the distribution rate paid on the remaining invested capital. Accordingly, the annualized distribution rate was increased from 2.5% to 3% effective with the distribution for the quarter ended February 28, 1998, which was paid on April 15, 1998.

      As noted above, on June 4, 1998 the borrower of The Timbers Apartments loan prepaid the Partnership's first mortgage loan and purchased the
Partnership's interest in the underlying land for total consideration of approximately $7,803,000. The principal balance of the mortgage loan was $4,275,000, and the Partnership's original investment in the land was $600,000. In addition, the Partnership received $2,928,000 of accrued interest owed on the mortgage loan. The amount of accrued interest which was due at June 4, 1998 was $3,369,000. The Partnership will also receive a final payment from the borrower in an amount equal to any remaining cash flow from the operations of The Timbers Apartments after the payment of all final operating expenses. The amount of this final payment cannot be determined at the present time, but it is expected to be significantly below the outstanding balance of the remaining accrued interest owed, which totals $441,000. The owner of The Timbers Apartments believed that improvements in the apartment segment of the real estate market provided them with the opportunity to market the property for sale in early 1998. While the Partnership's first leasehold mortgage loan did not mature until September 1, 1998, the Partnership agreed with the owner that it was the appropriate time to take advantage of any potential sale opportunities. The Partnership also believed that a sale at this time would provide it with full payment of its original net investments plus a substantial portion of the deferred interest accrued on its loan. Because the loan was non-recourse, a sale on terms acceptable to the Partnership would likely provide it with more net proceeds than if it pursued a foreclosure action to take title to the property and sell it at a later date. Consequently, on March 25, 1998, the Partnership and the owner agreed to a sale of the property at a price of $8,100,000. It was also agreed that the net proceeds received by the Partnership after prepayment of the Partnership's loan, sale of the Partnership's land and payment of closing costs would be accepted by the Partnership as payment in full of the deferred interest owned. From the proceeds of the sale transaction, an affiliate of the borrower received a payment of $65,000 as a commission in return for facilitating the sale transaction as agreed to by the Partnership. Interest on the Timbers loan had been accruing at a rate of 11.75%. However, interest was only being paid currently to the extent of net operating cash flow generated by the property, but not less than a rate of 7.75% per annum on the original note balance of $4,275,000, under the terms of a modification agreement reached in fiscal 1989. The net proceeds from the Timbers prepayment transaction, along with an amount of Partnership cash reserves that exceeded expected future requirements, was distributed to the Limited Partners as part of a special distribution paid on July 1, 1998. The distribution totalled approximately $8,698,000, or $240 per original $1,000 investment, of which $215 represented the net proceeds from the Timbers transaction and $25 represented excess cash reserves.

     As part of management's plan to liquidate the Partnership in calendar year 1998, the Partnership initiated discussions with area real estate brokerage firms during the third quarter to define potential marketing strategies for selling the Marshalls at East Lake Shopping Center. During the quarter, the Partnership solicited marketing proposals from two of these firms. After reviewing their proposals and conducting in-depth interviews, the Partnership selected a regional brokerage firm with extensive experience marketing shopping center properties like Marshalls at East Lake. Initial sale efforts began in May 1998, and subsequent to the end of the quarter a comprehensive marketing package was completed and widely marketed. The occupancy level for the Marshalls at East Lake Shopping Center remained at 98% as of May 31, 1998, unchanged from the end of the second quarter. During the third quarter, the property's leasing team secured a commitment from a 1,200 square foot tenant to renew its lease which was set to expire in June 1998. The lease extension will be for 3 years and is at a higher rental rate than the rent in the existing lease. Over the next twelve months, three additional leases totaling 6,400 square feet are scheduled to expire. It is expected that the largest of these tenants will exercise a five year option to renew its lease for 3,200 square feet at a higher rental rate. Additionally, a tenant occupying 7,613 square feet with a lease that is scheduled to expire in December 1999, has been receptive to discussions for a three-year lease extension also at a higher rental rate. These negotiations are expected to enhance the marketability of the Center.

      At May 31, 1998, the Partnership had available cash and cash equivalents of $1,440,000. Such cash and cash equivalents will be used for the Partnership's working capital requirements and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations and future sale of the remaining joint venture investment property. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended May 31, 1998
-------------------------------

      The Partnership reported net income of $310,000 for the three months ended May 31, 1998, as compared to net income of $54,000 for the same period in the prior year. This increase in net income is attributable to a $117,000 increase in the Partnership's operating income and a $152,000 decrease in the net loss from the operations of investment property held for sale which were partially offset by a reduction of $13,000 in the Partnership's share of venture's income. The increase in the Partnership's operating income is primarily due to a $205,000 reduction in the provision for possible uncollectible amounts. The provision for possible uncollectible amounts decreased as a result of an additional cash payment of $215,000 received from the borrower of the Timbers loan during the current three-month period which was applied to accrued interest owed that had previously been reserved for. The decrease in the provision for possible uncollectible amounts was partially offset by decreases in interest from mortgage loans and land rent. The decreases in interest from mortgage loans and land rent were a result of the repayment of the Eden West first mortgage loan and the repurchase of the underlying land on July 15, 1997. The reduction in interest from mortgage loans and land rent attributable to the Eden West repayment/repurchase amounted to $101,000 and $11,000, respectively.

      The decrease in net loss from the operations of the investment property held for sale for the three months ended May 31, 1998 resulted from the sale of Mercantile Tower on November 10, 1997. The $152,000 net loss represents the operating loss of the Mercantile Tower property for the three months ended May 31, 1997. The decrease in the Partnership's share of venture's income is largely due to additional revenues recognized at the Marshalls at East Lake Shopping Center during the three months ended May 31, 1997 as a result of additional expense recoveries relating to calendar year 1996.

Nine Months Ended May 31, 1998
------------------------------

      The Partnership reported net income of $787,000 for the nine months ended May 31, 1998, as compared to net income of $691,000 for the same period in the prior year. This increase in net income is attributable to a $233,000 increase in income from the operations of investment property held for sale which was partially offset by a $110,000 decrease in operating income, a $23,000 loss on the sale of the Mercantile Tower property and a $4,000 decrease in the Partnership's share of venture's income for the current nine-month period.

      The increase in net income from the operations of the investment property held for sale is mainly due to a substantial decrease in property operating expenses at Mercantile Tower prior to its sale in November 1997, as well as additional expense recoveries which resulted from a final billing of recoverable expenses through the date of the sale. The lower operating expenses resulted mainly from a decline in leasing activity prior to the sale of the Mercantile Tower property.

      The Partnership's operating income decreased mainly due to the reduction in interest from mortgage loans and land rent which resulted from the repayment of the Eden West first mortgage loan and the repurchase of the underlying land on July 15, 1997. The reduction in interest from mortgage loans and land rent attributable to the Eden West repayment/repurchase amounted to $302,000 and $34,000, respectively. These decreases in interest from mortgage loans and land rents were partially offset by an increase in other interest income of $31,000 and a decrease in the Partnership's operating expenses. Other interest income increased due to an increase in the average outstanding cash reserve balance, which resulted mainly from the temporary investment of the net proceeds from the sale of Mercantile Tower on November 10, 1997 prior to the special distribution to the Limited Partners made on December 15, 1997. The Partnership's operating expenses decreased primarily due to a $204,000 reduction in the provision for possible uncollectible amounts. The provision for possible uncollectible amounts decreased as a result of an additional cash payment of $215,000 received from the borrower of the Timbers loan during the third quarter of fiscal 1998 which was applied to accrued interest owed that had previously been reserved for.

      The loss on the sale of Mercantile Tower was the result of the excess of the property's carrying value, net of prior provisions for possible investment loss, over the sale price, net of closing costs. The decrease in the Partnership's share of venture's income is attributable to a $15,000 decrease in rental revenues and expense reimbursements which was partially offset by a $11,000 decrease in total expenses at the Marshalls at East Lake Shopping Center. Rental revenues and expense reimbursements decreased mainly due to additional revenues recognized at Marshalls at East Lake Shopping Center during the prior nine-month period as a result of additional expense recoveries relating to calendar year 1996. Total expenses decreased mainly due to a reduction in the property's tax assessment.

                                     PART II
                                Other Information

Item 1. Legal Proceedings      NONE

Item 2. through 5.             NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits: NONE

(b) Reports on Form 8-K:

     A Current Report on Form 8-K dated June 4, 1998 was filed to report the prepayment of the first leasehold mortgage loan secured by The Timbers
Apartments and the purchase of the underlying land and is hereby incorporated herein by reference.

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


Dated:  July 2, 1998